Form 10-Q
period 2025-09-30
MPT Operating Partnership, L.P.
filed 2025-11-10
CIK 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32559

Commission file number 333-177186

MEDICAL PROPERTIES TRUST, INC.

MPT OPERATING PARTNERSHIP, L.P.

(Exact Name of Registrant as Specified in Its Charter)

maryland delaware	20-0191742 20-0242069
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1000 URBAN CENTER DRIVE, SUITE 501 BIRMINGHAM, AL	35242
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (205) 969-3755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share, of Medical Properties Trust, Inc.	MPW	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒ (Medical Properties Trust, Inc. only)	Accelerated filer	☐
Non-accelerated filer	☒ (MPT Operating Partnership, L.P. only)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2025, Medical Properties Trust, Inc. had 601.5 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2025 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,748,943	$11,259,842
Investment in financing leases	943,750	1,057,770
Real estate held for sale	—	34,019
Mortgage loans	127,926	119,912
Gross investment in real estate assets	12,820,619	12,471,543
Accumulated depreciation and amortization	(1,633,531)	(1,422,948)
Net investment in real estate assets	11,187,088	11,048,595
Cash and cash equivalents	396,577	332,335
Interest and rent receivables	25,142	36,327
Straight-line rent receivables	851,749	700,783
Investments in unconsolidated real estate joint ventures	1,379,600	1,156,397
Investments in unconsolidated operating entities	319,192	439,578
Other loans	245,535	109,175
Other assets	519,312	471,404
Total Assets	$14,924,195	$14,294,594
Liabilities and Equity
Liabilities
Debt, net	$9,616,176	$8,848,112
Accounts payable and accrued expenses	475,938	454,209
Deferred revenue	22,113	29,445
Obligations to tenants and other lease liabilities	148,605	129,045
Total Liabilities	10,262,832	9,460,811
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 601,136 shares at September 30, 2025 and 600,403 shares at December 31, 2024	601	600
Additional paid-in capital	8,602,994	8,584,917
Retained deficit	(4,097,973)	(3,658,516)
Accumulated other comprehensive income (loss)	154,687	(94,272)
Total Medical Properties Trust, Inc. stockholders’ equity	4,660,309	4,832,729
Non-controlling interests	1,054	1,054
Total Equity	4,661,363	4,833,783
Total Liabilities and Equity	$14,924,195	$14,294,594

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Rent billed	$181,001	$169,721	$524,051	$552,784
Straight-line rent	36,405	36,602	116,197	119,719
Income from financing leases	9,944	9,798	29,772	53,832
Interest and other income	10,172	9,706	31,660	37,368
Total revenues	237,522	225,827	701,680	763,703
Expenses
Interest	132,395	106,243	377,905	316,358
Real estate depreciation and amortization	66,993	204,875	198,282	382,701
Property-related	8,993	4,994	26,891	17,475
General and administrative	37,734	36,625	105,842	105,300
Total expenses	246,115	352,737	708,920	821,834
Other (expense) income
(Loss) gain on sale of real estate	(9,115)	91,795	4,156	475,196
Real estate and other impairment charges, net	(81,761)	(607,922)	(159,284)	(1,438,429)
Earnings (loss) from equity interests	34,403	21,643	73,713	(369,565)
Debt refinancing and unutilized financing costs	(14)	(713)	(3,629)	(3,677)
Other (including fair value adjustments on securities)	(1,498)	(169,790)	(171,138)	(566,821)
Total other expense	(57,985)	(664,987)	(256,182)	(1,903,296)

Loss before income tax	(66,578)	(791,897)	(263,422)	(1,961,427)
Income tax expense	(10,872)	(9,032)	(30,112)	(34,538)

Net loss	(77,450)	(800,929)	(293,534)	(1,995,965)
Net income attributable to non-controlling interests	(280)	(234)	(828)	(1,458)
Net loss attributable to MPT common stockholders	$(77,730)	$(801,163)	$(294,362)	$(1,997,423)

Earnings per common share — basic and diluted
Net loss attributable to MPT common stockholders	$(0.13)	$(1.34)	$(0.49)	$(3.33)

Weighted average shares outstanding — basic	601,136	600,229	600,867	600,197
Weighted average shares outstanding — diluted	601,136	600,229	600,867	600,197

Dividends declared per common share	$0.08	$0.08	$0.24	$0.38

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(77,450)	$(800,929)	$(293,534)	$(1,995,965)
Other comprehensive income (loss):
Unrealized loss on interest rate hedges, net of tax	—	(9,823)	(4,208)	(16,099)
Reclassification of interest rate swap gain from AOCI to earnings, net of tax	—	(13,349)	—	(17,354)
Foreign currency translation (loss) gain	(51,081)	114,196	253,167	48,066
Total comprehensive loss	(128,531)	(709,905)	(44,575)	(1,981,352)
Comprehensive income attributable to non-controlling interests	(280)	(234)	(828)	(1,458)
Comprehensive loss attributable to MPT common stockholders	$(128,811)	$(710,139)	$(45,403)	$(1,982,810)

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	—	$—	600,403	$600	$8,584,917	$(3,658,516)	$(94,272)	$1,054	$4,833,783
Net (loss) income	—	—	—	—	—	(118,275)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	—	—	93,467	—	93,467
Stock vesting and amortization of stock-based compensation	—	—	267	—	5,794	—	—	—	5,794
Stock vesting - satisfaction of tax withholdings	—	—	(75)	—	(289)	—	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(259)	(259)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,387)	—	—	(48,387)
Balance at March 31, 2025	—	$—	600,595	$600	$8,590,422	$(3,825,178)	$(4,820)	$1,054	$4,762,078
Net (loss) income	—	—	—	—	—	(98,357)	—	289	(98,068)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(193)	—	(193)
Foreign currency translation gain	—	—	—	—	—	—	210,781	—	210,781
Offering costs	—	—	—	—	(101)	—	—	—	(101)
Stock vesting and amortization of stock-based compensation	—	—	306	1	8,346	—	—	—	8,347
Stock vesting - satisfaction of tax withholdings	—	—	(87)	—	(456)	—	—	—	(456)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(289)	(289)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,289)	—	—	(48,289)
Balance at June 30, 2025	—	$—	600,814	$601	$8,598,211	$(3,971,824)	$205,768	$1,054	$4,833,810
Net (loss) income	—	—	—	—	—	(77,730)	—	280	(77,450)
Foreign currency translation loss	—	—	—	—	—	—	(51,081)	—	(51,081)
Offering costs	—	—	—	—	(543)	—	—	—	(543)
Stock vesting and amortization of stock-based compensation	—	—	491	—	6,059	—	—	—	6,059
Stock vesting - satisfaction of tax withholdings	—	—	(169)	—	(733)	—	—	—	(733)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(280)	(280)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,419)	—	—	(48,419)
Balance at September 30, 2025	—	$—	601,136	$601	$8,602,994	$(4,097,973)	$154,687	$1,054	$4,661,363

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	—	$—	598,991	$599	$8,560,309	$(971,809)	$42,501	$2,265	$7,633,865
Net (loss) income	—	—	—	—	—	(875,625)	—	248	(875,377)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	—	—	(58,542)	—	(58,542)
Stock vesting and amortization of stock-based compensation	—	—	1,370	1	7,173	—	—	—	7,174
Stock vesting - satisfaction of tax withholdings	—	—	(57)	—	(283)	—	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(245)	(245)
Dividends declared adjustment	—	—	—	—	—	572	—	—	572
Balance at March 31, 2024	—	$—	600,304	$600	$8,567,199	$(1,846,862)	$(18,838)	$2,268	$6,704,367
Net (loss) income	—	—	—	—	—	(320,635)	—	976	(319,659)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(3,479)	—	(3,479)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	—	—	(4,005)	—	(4,005)
Foreign currency translation loss	—	—	—	—	—	—	(7,588)	—	(7,588)
Stock vesting and amortization of stock-based compensation	—	—	270	—	7,013	—	—	—	7,013
Stock vesting - satisfaction of tax withholdings	—	—	(517)	—	(2,550)	—	—	—	(2,550)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(349)	(349)
Dividends declared ($0.30 per common share)	—	—	—	—	—	(180,673)	—	—	(180,673)
Balance at June 30, 2024	—	$—	600,057	$600	$8,571,662	$(2,348,170)	$(33,910)	$2,895	$6,193,077
Net (loss) income	—	—	—	—	—	(801,163)	—	234	(800,929)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(9,823)	—	(9,823)
Reclassification of interest rate hedges gain to earnings, net of tax	—	—	—	—	—	—	(13,349)	—	(13,349)
Foreign currency translation gain	—	—	—	—	—	—	114,196	—	114,196
Stock vesting and amortization of stock-based compensation	—	—	266	—	7,112	—	—	—	7,112
Stock vesting - satisfaction of tax withholdings	—	—	(94)	—	(419)	—	—	—	(419)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(594)	(594)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,172)	—	—	(48,172)
Balance at September 30, 2024	—	$—	600,229	$600	$8,578,355	$(3,197,505)	$57,114	$2,535	$5,441,099

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
	(In thousands)
Operating activities
Net loss	$(293,534)	$(1,995,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203,145	387,545
Amortization of deferred financing costs and debt discount	19,364	12,266
Straight-line rent revenue from operating and finance leases	(120,674)	(127,326)
Stock-based compensation	30,864	30,581
Gain on sale of real estate	(4,156)	(475,196)
Real estate and other impairment charges, net	167,132	1,441,275
Equity interest real estate impairment	—	410,790
Debt refinancing and unutilized financing costs	3,629	3,677
Tax rate changes and other	(10,970)	4,596
Non-cash fair value adjustments	123,370	511,472
Other adjustments	(9,724)	12,406
Changes in:
Interest and rent receivables	8,305	4,147
Other assets	6,756	(18,884)
Accounts payable and accrued expenses	(45,719)	(20,869)
Deferred revenue	(7,085)	(11,719)
Net cash provided by operating activities	70,703	168,796
Investing activities
Cash paid for acquisitions and other related investments	(110,089)	(105,618)
Net proceeds from sale of real estate	96,961	1,761,661
Proceeds received from sale and repayment of loans receivable	10,049	214,416
Investment in loans receivable	(158,974)	(392,241)
Construction in progress and other	(60,747)	(63,535)
Proceeds from sale and return of equity investments	—	11,656
Capital additions and other investments, net	(34,069)	(199,735)
Net cash (used for) provided by investing activities	(256,869)	1,226,604
Financing activities
Proceeds from term debt	2,512,970	804,188
Payments of term debt	(2,252,731)	(662,968)
Revolving credit facility, net	171,530	(1,119,312)
Dividends paid	(144,840)	(272,909)
Lease deposits and other obligations to tenants	2,475	(726)
Offering costs	(644)	—
Stock vesting - satisfaction of tax withholdings	(1,478)	(3,252)
Payment of debt refinancing and deferred financing costs and other financing activities	(50,218)	(124,595)
Net cash provided by (used for) financing activities	237,064	(1,379,574)
Increase in cash, cash equivalents, and restricted cash for period	50,898	15,826
Effect of exchange rate changes	13,562	7,969
Cash, cash equivalents, and restricted cash at beginning of period	335,173	255,952
Cash, cash equivalents, and restricted cash at end of period	$399,633	$279,747
Interest paid	$393,100	$349,608
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$48,419	$48,172
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$332,335	$250,016
Restricted cash, included in Other assets	2,838	5,936
	$335,173	$255,952
End of period:
Cash and cash equivalents	$396,577	$275,616
Restricted cash, included in Other assets	3,056	4,131
	$399,633	$279,747

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,748,943	$11,259,842
Investment in financing leases	943,750	1,057,770
Real estate held for sale	—	34,019
Mortgage loans	127,926	119,912
Gross investment in real estate assets	12,820,619	12,471,543
Accumulated depreciation and amortization	(1,633,531)	(1,422,948)
Net investment in real estate assets	11,187,088	11,048,595
Cash and cash equivalents	396,577	332,335
Interest and rent receivables	25,142	36,327
Straight-line rent receivables	851,749	700,783
Investments in unconsolidated real estate joint ventures	1,379,600	1,156,397
Investments in unconsolidated operating entities	319,192	439,578
Other loans	245,535	109,175
Other assets	519,312	471,404
Total Assets	$14,924,195	$14,294,594
Liabilities and Capital
Liabilities
Debt, net	$9,616,176	$8,848,112
Accounts payable and accrued expenses	427,129	405,655
Deferred revenue	22,113	29,445
Obligations to tenants and other lease liabilities	148,605	129,045
Payable due to Medical Properties Trust, Inc.	48,419	48,164
Total Liabilities	10,262,442	9,460,421
Capital
General Partner — issued and outstanding — 6,013 units at September 30, 2025 and 6,006 units at December 31, 2024	45,134	49,348
Limited Partners — issued and outstanding — 595,123 units at September 30, 2025 and 594,397 units at December 31, 2024	4,460,878	4,878,043
Accumulated other comprehensive income (loss)	154,687	(94,272)
Total MPT Operating Partnership, L.P. capital	4,660,699	4,833,119
Non-controlling interests	1,054	1,054
Total Capital	4,661,753	4,834,173
Total Liabilities and Capital	$14,924,195	$14,294,594

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2025	2024	2025	2024
Revenues
Rent billed	$181,001	$169,721	$524,051	$552,784
Straight-line rent	36,405	36,602	116,197	119,719
Income from financing leases	9,944	9,798	29,772	53,832
Interest and other income	10,172	9,706	31,660	37,368
Total revenues	237,522	225,827	701,680	763,703
Expenses
Interest	132,395	106,243	377,905	316,358
Real estate depreciation and amortization	66,993	204,875	198,282	382,701
Property-related	8,993	4,994	26,891	17,475
General and administrative	37,734	36,625	105,842	105,300
Total expenses	246,115	352,737	708,920	821,834
Other (expense) income
(Loss) gain on sale of real estate	(9,115)	91,795	4,156	475,196
Real estate and other impairment charges, net	(81,761)	(607,922)	(159,284)	(1,438,429)
Earnings (loss) from equity interests	34,403	21,643	73,713	(369,565)
Debt refinancing and unutilized financing costs	(14)	(713)	(3,629)	(3,677)
Other (including fair value adjustments on securities)	(1,498)	(169,790)	(171,138)	(566,821)
Total other expense	(57,985)	(664,987)	(256,182)	(1,903,296)

Loss before income tax	(66,578)	(791,897)	(263,422)	(1,961,427)
Income tax expense	(10,872)	(9,032)	(30,112)	(34,538)

Net loss	(77,450)	(800,929)	(293,534)	(1,995,965)
Net income attributable to non-controlling interests	(280)	(234)	(828)	(1,458)
Net loss attributable to MPT Operating Partnership partners	$(77,730)	$(801,163)	$(294,362)	$(1,997,423)

Earnings per unit — basic and diluted
Net loss attributable to MPT Operating Partnership partners	$(0.13)	$(1.34)	$(0.49)	$(3.33)

Weighted average units outstanding — basic	601,136	600,229	600,867	600,197
Weighted average units outstanding — diluted	601,136	600,229	600,867	600,197

Dividends declared per unit	$0.08	$0.08	$0.24	$0.38

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(77,450)	$(800,929)	$(293,534)	$(1,995,965)
Other comprehensive income (loss):
Unrealized loss on interest rate hedges, net of tax	—	(9,823)	(4,208)	(16,099)
Reclassification of interest rate swap gain from AOCI to earnings, net of tax	—	(13,349)	—	(17,354)
Foreign currency translation (loss) gain	(51,081)	114,196	253,167	48,066
Total comprehensive loss	(128,531)	(709,905)	(44,575)	(1,981,352)
Comprehensive income attributable to non-controlling interests	(280)	(234)	(828)	(1,458)
Comprehensive loss attributable to MPT Operating Partnership partners	$(128,811)	$(710,139)	$(45,403)	$(1,982,810)

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Controlling Interests	Total Capital
Balance at December 31, 2024	6,006	$49,348	594,397	$4,878,043	$(94,272)	$1,054	$4,834,173
Net (loss) income	—	(1,183)	—	(117,092)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	93,467	—	93,467
Unit vesting and amortization of unit-based compensation	3	58	264	5,736	—	—	5,794
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(74)	(286)	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	(259)	(259)
Distributions declared ($0.08 per unit)	—	(484)	—	(47,903)	—	—	(48,387)
Balance at March 31, 2025	6,008	$47,736	594,587	$4,718,498	$(4,820)	$1,054	$4,762,468
Net (loss) income	—	(984)	—	(97,373)	—	289	(98,068)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(193)	—	(193)
Foreign currency translation gain	—	—	—	—	210,781	—	210,781
Offering costs	—	(1)	—	(100)	—	—	(101)
Unit vesting and amortization of unit-based compensation	3	83	303	8,264	—	—	8,347
Unit vesting - satisfaction of tax withholdings	(1)	(5)	(86)	(451)	—	—	(456)
Distributions to non-controlling interests	—	—	—	—	—	(289)	(289)
Distributions declared ($0.08 per unit)	—	(483)	—	(47,806)	—	—	(48,289)
Balance at June 30, 2025	6,010	$46,346	594,804	$4,581,032	$205,768	$1,054	$4,834,200
Net (loss) income	—	(777)	—	(76,953)	—	280	(77,450)
Foreign currency translation loss	—	—	—	—	(51,081)	—	(51,081)
Offering costs	—	(5)	—	(538)	—	—	(543)
Unit vesting and amortization of unit-based compensation	5	61	486	5,998	—	—	6,059
Unit vesting - satisfaction of tax withholdings	(2)	(7)	(167)	(726)	—	—	(733)
Distributions to non-controlling interests	—	—	—	—	—	(280)	(280)
Distributions declared ($0.08 per unit)	—	(484)	—	(47,935)	—	—	(48,419)
Balance at September 30, 2025	6,013	$45,134	595,123	$4,460,878	$154,687	$1,054	$4,661,753

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Controlling Interests	Total Capital
Balance at December 31, 2023	5,991	$75,969	593,000	$7,513,520	$42,501	$2,265	$7,634,255
Net (loss) income	—	(8,756)	—	(866,869)	—	248	(875,377)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	(58,542)	—	(58,542)
Unit vesting and amortization of unit-based compensation	14	72	1,356	7,102	—	—	7,174
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(56)	(280)	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	(245)	(245)
Distributions declared adjustment	—	6	—	566	—	—	572
Balance at March 31, 2024	6,004	$67,288	594,300	$6,654,039	$(18,838)	$2,268	$6,704,757
Net (loss) income	—	(3,206)	—	(317,429)	—	976	(319,659)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(3,479)	—	(3,479)
Reclassification of interest rate swap gain to earnings net of tax	—	—	—	—	(4,005)	—	(4,005)
Foreign currency translation loss	—	—	—	—	(7,588)	—	(7,588)
Unit vesting and amortization of unit-based compensation	3	70	267	6,943	—	—	7,013
Unit vesting - satisfaction of tax withholdings	(5)	(25)	(512)	(2,525)	—	—	(2,550)
Distributions to non-controlling interests	—	—	—	—	—	(349)	(349)
Distributions declared ($0.30 per unit)	—	(1,807)	—	(178,866)	—	—	(180,673)
Balance at June 30, 2024	6,002	$62,320	594,055	$6,162,162	$(33,910)	$2,895	$6,193,467
Net (loss) income	—	(8,012)	—	(793,151)	—	234	(800,929)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(9,823)	—	(9,823)
Reclassification of interest rate hedge gain to earnings net of tax	—	—	—	—	(13,349)	—	(13,349)
Foreign currency translation gain	—	—	—	—	114,196	—	114,196
Unit vesting and amortization of unit-based compensation	3	71	263	7,041	—	—	7,112
Unit vesting - satisfaction of tax withholdings	(1)	(4)	(93)	(415)	—	—	(419)
Distributions to non-controlling interests	—	—	—	—	—	(594)	(594)
Distributions declared ($0.08 per unit)	—	(482)	—	(47,690)	—	—	(48,172)
Balance at September 30, 2024	6,004	$53,893	594,225	$5,327,947	$57,114	$2,535	$5,441,489

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
	(In thousands)
Operating activities
Net loss	$(293,534)	$(1,995,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203,145	387,545
Amortization of deferred financing costs and debt discount	19,364	12,266
Straight-line rent revenue from operating and finance leases	(120,674)	(127,326)
Unit-based compensation	30,864	30,581
Gain on sale of real estate	(4,156)	(475,196)
Real estate and other impairment charges, net	167,132	1,441,275
Equity interest real estate impairment	—	410,790
Debt refinancing and unutilized financing costs	3,629	3,677
Tax rate changes and other	(10,970)	4,596
Non-cash fair value adjustments	123,370	511,472
Other adjustments	(9,724)	12,406
Changes in:
Interest and rent receivables	8,305	4,147
Other assets	6,756	(18,884)
Accounts payable and accrued expenses	(45,719)	(20,869)
Deferred revenue	(7,085)	(11,719)
Net cash provided by operating activities	70,703	168,796
Investing activities
Cash paid for acquisitions and other related investments	(110,089)	(105,618)
Net proceeds from sale of real estate	96,961	1,761,661
Proceeds received from sale and repayment of loans receivable	10,049	214,416
Investment in loans receivable	(158,974)	(392,241)
Construction in progress and other	(60,747)	(63,535)
Proceeds from sale and return of equity investments	—	11,656
Capital additions and other investments, net	(34,069)	(199,735)
Net cash (used for) provided by investing activities	(256,869)	1,226,604
Financing activities
Proceeds from term debt	2,512,970	804,188
Payments of term debt	(2,252,731)	(662,968)
Revolving credit facility, net	171,530	(1,119,312)
Distributions paid	(144,840)	(272,909)
Lease deposits and other obligations to tenants	2,475	(726)
Offering costs	(644)	-
Unit vesting - satisfaction of tax withholdings	(1,478)	(3,252)
Payment of debt refinancing and deferred financing costs and other financing activities	(50,218)	(124,595)
Net cash provided by (used for) financing activities	237,064	(1,379,574)
Increase in cash, cash equivalents, and restricted cash for period	50,898	15,826
Effect of exchange rate changes	13,562	7,969
Cash, cash equivalents, and restricted cash at beginning of period	335,173	255,952
Cash, cash equivalents, and restricted cash at end of period	$399,633	$279,747
Interest paid	$393,100	$349,608
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$48,419	$48,172
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$332,335	$250,016
Restricted cash, included in Other assets	2,838	5,936
	$335,173	$255,952
End of period:
Cash and cash equivalents	$396,577	$275,616
Restricted cash, included in Other assets	3,056	4,131
	$399,633	$279,747

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the Maryland General Corporation Law for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”), through which we conduct substantially all of our operations, was formed in September 2003. At present, we own, directly and indirectly, all of the partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis, except where material differences exist.

We operate as a real estate investment trust (“REIT”). Accordingly, we are generally not subject to United States (“U.S.”) federal income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. Similarly, the majority of our real estate operations in the United Kingdom ("U.K.") operate as a REIT and generally are subject only to a withholding tax on earnings upon distribution out of the U.K. REIT. Certain non-real estate activities we undertake in the U.S. are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S. (excluding those assets that are in the U.K. REIT), we are subject to the local income taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our REIT.

Our primary business strategy is to acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. The majority of our leased assets are owned 100%; however, we do own some leased assets through joint ventures with other partners that share our view that healthcare facilities are part of the infrastructure of any community, which we refer to as investments in unconsolidated real estate joint ventures. We also may make mortgage loans to healthcare operators collateralized by their real estate. In addition, we may make noncontrolling investments in our tenants (which we refer to as investments in unconsolidated operating entities), from time-to-time, typically in conjunction with larger real estate transactions with the tenant, which may enhance our overall return and provide for certain minority rights and protections.

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At September 30, 2025, we have investments in 388 facilities in 31 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025, (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants/borrowers to make lease/loan payments in accordance with their respective agreements, the fair value of our equity and loan investments, and the adequacy of our credit loss reserves on loans and financing receivables).

For information about significant accounting policies, and how actual results could differ from estimates, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these significant accounting policies.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At September 30, 2025, we had loans and/or equity investments in certain variable interest entities ("VIEs"), which may also be tenants of our facilities. We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at September 30, 2025 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$—	Investments in Unconsolidated Operating Entities	$—
Loans, net	120,556	Mortgage and other loans	120,556
(1)
Carrying amount only reflects the net book value of our loan or equity investment in the VIE.
(2)
Our maximum loss exposure related to loans with VIEs represents our current aggregate gross carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investments in VIEs represents the current carrying values of such investments plus any other related assets (such as rent receivables), less any liabilities.

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of September 30, 2025, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

Recent Accounting Developments

Income Taxes

In December 2023, the Financial Standards Accounting Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") which focuses on income tax disclosures regarding effective tax rates and cash income taxes paid. This standard requires public entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated by domestic and foreign, and (3) provide additional information for certain reconciling items at or above a quantitative threshold of 5% of the statutory tax. Additionally, this standard requires disclosure of income taxes paid (net of refunds), separated by international, federal, state, and local jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are prepared to adopt and include the necessary additional required disclosures in our annual filing in 2025.

Disaggregation of Income Statement Expenses

In November 2024, FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03") to improve the disclosures about a public company's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the potential impact of the adoption of this standard on our consolidated financial statements.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Nine Months Ended September 30,
	2025	2024

Land and land improvements	$23,375	$—
Buildings and other	23,699	—
Investments in unconsolidated real estate joint ventures	63,015	107,908
Liabilities assumed	—	(2,290)
Total net assets acquired	$110,089	$105,618

2025 Activity

In April 2025, we invested approximately CHF 50 million (CHF 25 million of which is a short-term loan) in the Swiss
Medical Network real estate joint venture, proceeds of which, along with fundings from our joint venture partner, were used to facilitate the acquisition of a general acute care facility.

In 2025, we funded approximately $47 million to Steward Health Care System's ("Steward") secured lender to obtain control over certain real estate assets. As part of these transactions, Steward and its secured lenders agreed for Quorum Health ("Quorum"), one of the new tenants of the former Steward operated facilities as discussed below, to take over as manager of the transition services (effective March of 2025) for the former Steward operated properties, including some that we do not own.

2024 Activity

On April 12, 2024, we sold our interests in five Utah hospitals for an aggregate agreed valuation of approximately $1.2 billion to a newly formed joint venture (the "Utah partnership") with an institutional asset manager (the "Fund"), which we call the Utah Transaction, and we recognized a gain on real estate of approximately $380 million, partially offset by a $20 million write-off of unbilled straight-line rent receivables. We retained an approximately 25% interest in the Utah partnership valued initially at approximately $108 million, which is being accounted for on the equity method on a quarterly lag basis and included in the "Investments in unconsolidated real estate joint ventures" line of the condensed consolidated balance sheets. The Fund purchased an approximate 75% interest in the Utah partnership for $886 million. In conjunction with this transaction closing, the Utah partnership placed new non-recourse secured financing, providing $190 million of additional cash to us. In total, the Utah Transaction generated $1.1 billion of cash to us. The Utah lessee (an affiliate of CommonSpirit Health ("CommonSpirit")) may acquire the leased real estate at a price equal to the greater of fair market value and the approximate $1.2 billion lease base at the fifth or tenth anniversary of the 2023 master lease commencement. We granted the Fund certain limited and conditional preferences based on the possible execution of the purchase option, which we accounted for as a derivative liability with an initial value of approximately $2.3 million.

Development and Capital Addition Activities

See table below for a status summary of our current development and capital addition projects (in thousands):

Property	Commitment	Costs Paid as of September 30, 2025	Cost Remaining
IMED Hospitales ("IMED") (Spain)	$57,196	$33,884	$23,312
IMED (Spain)	42,246	37,608	4,638
Healthcare Systems of America (Florida)	37,000	551	36,449
Lifepoint Behavioral (Arizona)	10,659	6,623	4,036
Other (Various)	554	210	344
	$147,655	$78,876	$68,779

We have two other development projects ongoing in Texas (Texarkana development) and Massachusetts (Norwood redevelopment). These are not highlighted above; however, we are presently completing construction to the stage where the building is "weathered in" and environmentally secure so as to physically protect our investment while we actively market the hospitals for sale or lease. As of September 30, 2025, we estimate that the cost to complete construction to this stage, plus costs of additional construction that we believe will be more efficient if completed in the near-term (such as electing to accelerate completion of a parking structure at one hospital), approximates between $35 million and $40 million.

2025 Activity

During the third quarter of 2025, we completed construction and began recording rental income on two projects totaling approximately $36 million, one of which is leased to Lifepoint Behavioral Health ("Lifepoint Behavioral") and the other to Surgery Partners.

During the first quarter of 2025, we completed construction and began recording rental income on a $10.5 million capital addition project at an Arizona facility leased to Lifepoint Behavioral.

2024 Activity

During the first quarter of 2024, we completed construction and began recording rental income on a $35.4 million behavioral health facility located in McKinney, Texas, that is leased to Lifepoint Behavioral. We also completed construction and began recording rental income on a €46 million (approximately $49.0 million) general acute care facility located in Spain that is leased to IMED.

Disposals

2025 Activity

During the first nine months of 2025, we completed the sale of five facilities (including two former Steward-operated facilities that were being leased to College Health for nominal rent) and an ancillary facility for aggregate proceeds of approximately $100 million, resulting in a gain on real estate of approximately $4 million.

2024 Activity

During the first nine months of 2024, we had the following disposal activities:

•
See Utah Transaction above for a discussion of the five Utah hospitals sold on April 12, 2024.
•
On April 9, 2024, we sold five properties to Prime Healthcare Services, Inc. ("Prime") for total proceeds of approximately $250 million along with a $100 million interest-bearing mortgage loan (which was fully repaid on August 29, 2024). This transaction resulted in a gain on real estate of approximately $53 million, partially offset by a non-cash straight-line rent write-off of approximately $30 million. As part of this sale transaction, we extended the lease maturity of four other facilities with Prime to 2044. This amended lease has inflation-based escalators, collared between 2% and 4%, and a purchase option on or prior to August 26, 2028 for a value of $238 million. After August 26, 2028, this option price reverts to $260 million (subject to annual escalations).
•
On July 23, 2024, we sold the 50-bed Arizona General Hospital in Mesa, Arizona and seven freestanding emergency departments to Dignity Health ("Dignity") for $160 million. This sale resulted in a gain on real estate of approximately $85 million, partially offset by a non-cash straight-line rent write-off of approximately $20 million.
•
On August 14, 2024, we sold 11 freestanding emergency departments to UCHealth for $86 million. This sale resulted in a gain on real estate of approximately $40 million, partially offset by a non-cash straight-line rent write-off of approximately $16 million.
•
During the first nine months of 2024, we also completed the sale of four other facilities and two ancillary facilities for approximately $9 million, resulting in a loss on real estate of approximately $2 million.
•
In the first quarter of 2024, we also sold our minority equity investment in Lifepoint Behavioral for approximately $12 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies. The initial fixed lease terms of these infrastructure-type assets are typically at least 15 years, and most include renewal options at the election of our tenants, generally in five year increments. Over 99% of our leases provide annual rent escalations based on increases in the Consumer Price

Index ("CPI") (or similar indices outside the U.S.) and/or fixed minimum annual rent escalations. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total initial investment. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance.

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At September 30, 2025, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on certain Ernest Health, Inc. ("Ernest") and Prospect Medical Holdings, Inc. ("Prospect") facilities that are accounted for as either direct financing or other financing type leases. The components of our total investment in financing leases consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Minimum lease payments receivable	$575,398	$591,142
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(529,826)	(547,770)
Net investment in direct financing leases	249,390	247,190
Other financing leases (net of allowance for credit loss)	694,360	810,580
Total investment in financing leases	$943,750	$1,057,770

Other Leasing Activities

At September 30, 2025, our vacant properties represented less than 1% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

Our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. Our tenants operate in the healthcare industry, which is highly regulated, and changes in regulation (or delays in enacting regulation) may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. In addition, our tenants may experience operational challenges from time-to-time as a result of many factors, including those external to them, such as cybersecurity attacks, public health crises, economic issues resulting in high inflation and spikes in labor costs, extreme or severe weather and climate-related events, and adverse market and political conditions. We monitor our tenants' operating results and the potential impact from these challenges. We may elect to provide support to our tenants from time-to-time in the form of short-term rent abatements or rent deferrals to be paid back in full, or in the form of temporary loans. See below for an update on some of our current and former tenants.

Steward

As discussed in previous filings, Steward filed for Chapter 11 bankruptcy on May 6, 2024 with the United States Bankruptcy Court for the Southern District of Texas. On September 11, 2024, the bankruptcy court entered an interim order, subsequently made final on September 18, 2024, approving a global settlement between Steward, its lenders, the unsecured creditors committee, and the Company. The order provided for the following: a) termination of our master lease with Steward; b) the release of claims against 23 of our properties (including the release of claims by the secured lender over its liens on equipment, inventory, and licenses), allowing us to begin the process of re-tenanting or selling these properties; and c) a full release of claims against us from all parties. In return, we consented to the sale of the operations and our real estate in three facilities in the Space Coast region of Florida, along with a full release of our claims in Steward including claims to past due rent and interest, outstanding loans, and our equity investment.

In regard to our real estate partnership with Macquarie that owned and leased eight properties in Massachusetts to Steward, the bankruptcy court approved the termination of the master lease with Steward during the 2024 third quarter. We and Macquarie entered into an agreement with the mortgage lender of the joint venture to transition the eight properties to them along with cash proceeds of approximately $40 million (representing our share), in return for full payment of the underlying mortgage debt and a release of claims against each party.

Due to the events discussed above and in previous filings, we recorded various impairment and negative fair value charges during 2024, including approximately $600 million and $1.6 billion of charges for the three and nine months ended September 30, 2024, respectively, to fully reserve our equity and certain loan investments in Steward and our equity investment in the Massachusetts joint venture. In addition with the lease termination discussed above, we accelerated the amortization on the related in-place lease intangibles resulting in $115 million and $149 million of amortization expense in the three and nine months ended September 30, 2024, as reflected in the "Real estate depreciation and amortization" line of our condensed consolidated statements of net income.

With this global settlement and termination of the joint venture master lease, our relationship with Steward effectively ended.

Steward Rent Collections

Despite the bankruptcy, we received and recorded rent and interest revenue from Steward of $10 million and $40 million for the three and nine month periods, respectively, ending September 30, 2024. In addition, rent paid by Steward to the Massachusetts joint venture was approximately $10 million ($5 million representing our share) and $76 million ($38 million representing our share) for the three and nine months ended September 30, 2024, respectively.

Re-tenanting Activity

Subsequent to the release of claims on the 23 properties as part of the global settlement on September 18, 2024, we reached definitive agreements with six operators (Healthcare Systems of America, Honor Health, Insight Health ("Insight"), Quorum, College Health, and Tenor Health ("Tenor")) to lease 18 of these facilities in 2024 and early 2025. These leases included a rent ramp up period. In the 2025 first quarter, cash rents from these operators were approximately $3.4 million, ramping up to $11 million in the 2025 second quarter, and approximately $12 million in the 2025 third quarter (excluding the September rent for Healthcare Systems of America as discussed below). Based on these lease contracts (adjusted for the sale of the two properties to College Health), rent payments are to increase to approximately 58% of contractual rent by the fourth quarter of 2025, 79% of contractual rent by second quarter 2026, and 100% of contractual rent starting October 2026. As of September 30, 2025, all of these new operators have paid the rent due under their respective leases, except for cash-basis tenants Insight/Tenor who owe us approximately $1.2 million and Healthcare Systems of America, who paid their September rent of approximately $4 million on October 1, 2025 and such revenue will be recognized in the 2025 fourth quarter.

As of September 30, 2025, we have provided approximately $130 million in short-term working capital loans to these operators to assist in the takeover of these operations and the transition of certain services (such as revenue cycle management). Except for certain information technology services, the new tenants are operating independently and no longer using the transition services as of September 30, 2025.

The remaining five former Steward properties (with a net book value of approximately 3% of our total assets), including two developments (see "Development and Capital Addition Activities" above), are in various stages of being re-tenanted or sold.

Prospect

As discussed in previous filings, Prospect’s operating losses in multiple East Coast markets, including Pennsylvania and Rhode Island (a state in which we have no investment), adversely impacted Prospect’s overall liquidity. Prospect filed for Chapter 11 bankruptcy on January 11, 2025 with the United States Bankruptcy Court for the Northern District of Texas. Prospect’s bankruptcy filing constituted a default under the terms of our master leases and loan agreements with Prospect, and imposed a stay on our ability to exercise contractual rights with respect to these defaults. The bankruptcy filing barred us from collecting pre-bankruptcy debts from Prospect unless we received an order permitting us to do so from the bankruptcy court. The bankruptcy court has the power to approve and direct the sale of Prospect’s property free and clear of any associated mortgages and loans, whether or not there are sufficient net proceeds to repay them, in whole or in part. For that reason, we may recover none or substantially less than the full value of our claims.

On March 20, 2025, the bankruptcy court approved a global settlement (including a recovery waterfall) between us, Prospect, and other stakeholders.

Our investments in Prospect include leased real estate assets in California and Connecticut (which we account for as other financing type leases), a mortgage loan secured by hospital real estate operated by Prospect in Pennsylvania, and a $75 million asset-backed loan outstanding. In addition, in May 2023, we acquired a non-controlling ownership interest in PHP Holdings. In 2025, we funded approximately $100 million in new loans to Prospect, including approximately $90 million in the 2025 third quarter, net of repayments.

Due to the events discussed above, we recorded more than $400 million of impairment charges and negative fair value adjustments associated with our investments in Prospect in the 2024 fourth quarter, resulting in a full reserve of the asset-backed loan and our Pennsylvania mortgage loan, along with a decrease in the value in our Connecticut properties. No charge was recorded on our California properties. In accordance with the global settlement (and related recovery waterfall) discussed above, we recorded approximately $110 million of additional impairment charges in 2025, including $65 million in the 2025 third quarter. In determining the 2025 impairment charges, we compared the carrying value of our investments to our current estimate of expected proceeds (net of any possible future cash outlays) to be received under the bankruptcy court approved recovery waterfall, factoring in an estimated recovery of Prospect assets (including our real estate assets) and applying the priority of claims associated with the bankruptcy. In estimating the fair value of the California, Pennsylvania, and Connecticut real estate in the first and second quarters of 2025, we, along with assistance from a third party independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sales prices of similar properties. For the income approach, we divided the expected operating income from the property by an estimated market capitalization rate (ranging from 8.25% to 8.5%). For the third quarter of 2025, we estimated the fair value of California real estate similar to previous quarters, using an 8.5% estimated market capitalization rate from the income approach. For the 2025 third quarter, we estimated the fair value of the Pennsylvania and Connecticut real estate based on received bids for these properties.

Prospect's bankruptcy proceedings are continuing, and the ultimate outcome of such proceedings is uncertain. At this time, we are unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Prospect bankruptcy proceeding. We cannot assure you that we will be able to recover or preserve the remaining approximately $660 million of our investment in Prospect (including the expected receipt of cash proceeds that we are currently projecting to be in excess of the current outstanding loans) as of September 30, 2025, in whole or in part. On November 4, 2025, we received $45 million of Yale proceeds through the recovery waterfall that will be used to reduce our outstanding loan balance.

Possible Additional Funding

On August 4, 2025, the bankruptcy court approved, among other things, an interim order for up to $30 million in the form of a backstop facility to cover administrative and priority claims. This possible loan advance is conditioned on other events occurring including further bankruptcy court approvals. Any funds advanced under the backstop facility will be secured by recoveries, if any, from causes of actions owned by the debtor.

Re-tenanting Activity

We have agreed in principle to a lease agreement with NOR Healthcare Systems Corporation ("NOR") as a result of their successful bid to acquire the operations of the Prospect-operated California facilities. Terms of the lease include an initial annualized rent almost identical to the previous rent amount due from Prospect in 2025 and annual inflation-based escalators, starting in the 2027 first quarter. All rent is to be deferred for six months, and 50% of rent is to be deferred for an additional six months, after which the aggregate deferred rent will be paid over the remaining lease term. We have committed to fund up to $60 million in seismic improvements that may be required by California regulators over the next four years, which will increase the lease base and result in additional rent.

Prospect Rent Collections

Starting January 1, 2023, we began accounting for our leases and loans to Prospect on a cash basis. We received and recorded approximately $25 million of revenue for the nine months ended September 30, 2024 on our California properties (none in the 2024 third quarter). Prospect has not made any scheduled rent or interest payments in 2025.

PHP Investment

In regard to our investment in PHP Holdings, we accounted for this investment using the fair value option method. Each quarter, we marked such investment to fair value as more fully described in Note 8 to the condensed consolidated financial statements. In the first nine months of 2025, we recorded an approximate $147 million negative fair value adjustment (none in the 2025 third quarter), whereas this adjustment was approximately $498 million in the first nine months of 2024 ($134 million of which was recorded in the third quarter of 2024). The adjustment in 2025 was made based on changes to the purchase agreement between PHP Holdings and Astrana Health and updates to PHP Holdings' working capital position. On July 1, 2025, we received $2.3 million from the sale of PHP Holdings to Astrana Health.

International Joint Venture

As discussed in previous filings, we placed our loan to the international joint venture on the cash basis of accounting in 2023, as we determined that it was no longer probable that the borrower would pay its future interest in full. This loan, accounted for under the fair value option method, was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. Consistent with the discussion above on Steward, we recorded a $225 million unfavorable fair value adjustment in the 2024 first quarter to fully reserve for the loan and related equity investment. These investments were adjusted for after comparing our carrying value to an updated fair value analysis of the underlying collateral, with assistance from a third-party, independent valuation firm.

Other Tenant Matters

In the 2023 third quarter, we moved to cash basis of accounting for a tenant that comprised approximately 1% of our total assets due to declines in operating results. During the 2024 third quarter, we terminated the lease with this tenant, resulting in the acceleration of lease intangible amortization of $22 million, and we entered into a forbearance and restructuring agreement. This forbearance and restructuring agreement has since been amended to, among other things, give the former tenant more time to complete their capital restructuring. The substantive terms of our latest agreement include: a) repayment of $10 million of unpaid rent in cash, which we received on December 31, 2024; b) acquisition by this former tenant of certain of our facilities, one of which closed in early January 2025 for approximately $3 million and we received a $20 million deposit in March 2025 in advance of another closing, and c) entering into a new 20 year triple-net lease agreement of the remaining properties, among other things.

We received and recorded approximately $5 million and $15 million of rent as required by the amended forbearance and restructuring agreement for the three and nine month periods ended September 30, 2025, respectively. At this time, the former tenant has not completed its restructuring plan but continues to make its required payments under the amended forbearance and restructuring agreement.

Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Joint Ventures

Our primary business strategy is to acquire real estate and lease to providers of healthcare services. Typically, we directly own 100% of such investments. However, from time-to-time, we will co-invest with other investors that share a similar view that hospital real estate is a necessary infrastructure-type asset in communities. In these types of investments, we will own undivided interests of less than 100% of the real estate through unconsolidated real estate joint ventures. The underlying real estate and leases in these unconsolidated real estate joint ventures are generally structured similarly and carry a similar risk profile to the rest of our real estate portfolio.

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of September 30, 2025	As of December 31, 2024
Swiss Medical Network	70%	$603,933	$483,770
Median Kliniken S.á.r.l ("MEDIAN")	50%	490,512	431,964
CommonSpirit (Utah partnership)	25%	147,165	113,202
Policlinico di Monza	50%	85,110	77,592
HM Hospitales	45%	52,880	49,869
Total		$1,379,600	$1,156,397

The Utah partnership applies specialized accounting and reporting for investment companies under Topic 946, which measures the underlying investments at fair value. For the three and nine months ended September 30, 2025, our share of the Utah partnership's income included a favorable fair value adjustment of approximately $13 million and $34 million, respectively, primarily related to an unrealized gain on investments in real estate.

For our unconsolidated real estate joint venture that leases more than 70 healthcare facilities to MEDIAN, we, along with our joint venture partner, finalized a refinancing of the €655 million secured debt on June 17, 2025, that was due on June 30, 2025. The new €702.5 million non-recourse, 10-year non-amortizing secured debt has an approximately 5.1% fixed rate, and the majority of the proceeds were used to fund the repayment of the prior €655 million secured loan that carried a lower rate. In the 2025 third quarter, Germany enacted legislation that will reduce future income tax rates by 5%, which was the primary driver for a $13 million (our share) deferred income tax benefit in the period.

On October 31, 2025, we received approximately $23 million in distributions from the Swiss Medical Network joint venture.

Investments in Unconsolidated Operating Entities

Our investments in unconsolidated operating entities are noncontrolling investments that are typically made in conjunction with larger real estate transactions in which the operators are vetted as part of our overall underwriting process. In many cases, we would not be able to acquire the larger real estate portfolio without such investments in operators. These investments also offer the opportunity to enhance our overall return and provide for certain minority rights and protections.

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of September 30, 2025	As of December 31, 2024
Swiss Medical Network	$196,537	$172,453
Aevis Victoria SA ("Aevis")	62,858	63,409
Priory Group ("Priory")	43,877	38,739
Aspris Children's Services ("Aspris")	15,920	15,950
PHP Holdings	—	149,027
Total	$319,192	$439,578

For our investments marked to fair value (including our investments in PHP Holdings, Aevis and the international joint venture), we recorded approximately $156 million in unfavorable non-cash fair value adjustments during the first nine months of 2025 ($0.7 million of which was recorded in the 2025 third quarter); whereas, this was a $739 million unfavorable non-cash fair value adjustment for the same period of 2024 ($144 million of which was recorded in the 2024 third quarter).

In the first quarter of 2024, we sold our interest in the Priory syndicated term loan for £90 million (approximately $115 million), resulting in an approximate £6 million ($7.8 million) economic loss.

Credit Loss Reserves

We apply a forward-looking "expected loss" model to our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Balance at beginning of the period	$564,796	$538,534
Provision for credit loss, net (1)	85,111	438,154
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	—	(825,548)	(2)
Balance at end of the period	$649,907	$151,140

	For the Nine Months Ended September 30,
	2025	2024
Balance at beginning of the year	$511,473	$96,001
Provision for credit loss, net (1)	138,434	880,687
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	—	(825,548)	(2)
Balance at end of the period	$649,907	$151,140
(1)
The amount in 2025 is primarily related to Prospect; whereas, the amount in 2024 is primarily related to loans involving Steward. See "Leasing Operations (Lessor)" in this Note 3 for further discussion.
(2)
Includes write-offs in the third quarter of 2024 of previously reserved loans to Steward.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of September 30, 2025		As of December 31, 2024
Operators	Total Assets (1)	Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Circle Health Ltd ("Circle")	$2,135,280	14.3%	$2,026,778	14.2%
Priory	1,306,202	8.8%	1,233,462	8.6%
Healthcare Systems of America	1,202,187	8.1%	1,187,006	8.3%
Swiss Medical Network	863,329	5.8%	719,632	5.1%
Lifepoint Behavioral	814,878	5.5%	813,584	5.7%
Other operators	6,809,539	45.5%	6,624,256	46.3%
Other assets	1,792,780	12.0%	1,689,876	11.8%
Total	$14,924,195	100.0%	$14,294,594	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.

Total Assets by U.S. State and Country (1)

	As of September 30, 2025		As of December 31, 2024
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,429,105	9.6%	$1,394,296	9.8%
California	1,032,272	6.9%	935,470	6.4%
Florida	838,271	5.6%	840,876	5.9%
Ohio	332,436	2.2%	327,577	2.3%
Arizona	330,494	2.2%	379,801	2.7%
All other states	2,548,691	17.1%	2,636,587	18.5%
Other domestic assets	949,691	6.4%	951,486	6.6%
Total U.S.	$7,460,960	50.0%	$7,466,093	52.2%
United Kingdom	$4,204,908	28.2%	$3,985,672	27.9%
Switzerland	863,328	5.8%	719,632	5.0%
Germany	757,239	5.1%	672,343	4.7%
Spain	289,878	1.9%	247,996	1.7%
All other countries	504,793	3.4%	464,468	3.3%
Other international assets	843,089	5.6%	738,390	5.2%
Total international	$7,463,235	50.0%	$6,828,501	47.8%
Grand total	$14,924,195	100.0%	$14,294,594	100.0%

Total Assets by Facility Type (1)

	As of September 30, 2025		As of December 31, 2024
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$8,912,538	59.7%	$8,493,331	59.4%
Behavioral health facilities	2,456,058	16.5%	2,376,460	16.7%
Post acute care facilities	1,647,940	11.0%	1,617,596	11.3%
Freestanding ER/urgent care facilities	114,879	0.8%	117,331	0.8%
Other assets	1,792,780	12.0%	1,689,876	11.8%
Total	$14,924,195	100.0%	$14,294,594	100.0%

(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in unconsolidated operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was less than 2% of our total assets as of September 30, 2025.

On a revenue basis, concentration in 2025 compared to the same periods of 2024 is as follows:

Total Revenues by Geographic Location

	For the Three Months Ended September 30,
	2025		2024
Geographic Location	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Total U.S.	$120,650	50.8%	$115,640	51.2%
United Kingdom	95,713	40.3%	91,776	40.6%
All other countries	21,159	8.9%	18,411	8.2%
Grand total	$237,522	100.0%	$225,827	100.0%

Total Revenues by Facility Type

	For the Three Months Ended September 30,
	2025		2024
Facility Types	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$144,760	60.9%	$139,075	61.6%
Behavioral health facilities	54,726	23.1%	52,799	23.4%
Post acute care facilities	36,097	15.2%	30,278	13.4%
Freestanding ER/urgent care facilities	1,939	0.8%	3,675	1.6%
Total	$237,522	100.0%	$225,827	100.0%

The following shows those tenants that represented 10% or more of our total revenues for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025		2024
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$54,228	22.8%	$52,427	23.2%
Priory	27,481	11.6%	25,934	11.5%
Other operators	155,813	65.6%	147,466	65.3%
Total	$237,522	100.0%	$225,827	100.0%

	For the Nine Months Ended September 30,
	2025		2024
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$158,664	22.6%	$153,994	20.2%
Priory	78,878	11.2%	76,449	10.0%
Other operators	464,138	66.2%	533,260	69.8%
Total	$701,680	100.0%	$763,703	100.0%

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of September 30, 2025	As of December 31, 2024
Secured revolving credit facility(A)	$567,631	$361,726
Secured term loan	200,000	200,000
British pound sterling term loan due 2025(B)	—	617,039
British pound sterling secured term loan due 2034(B)	848,953	790,234
3.325% Senior Unsecured Notes due 2025(B)	—	517,700
0.993% Senior Unsecured Notes due 2026(B)	586,700	517,700
2.500% Senior Unsecured Notes due 2026(B)	—	625,800
5.250% Senior Unsecured Notes due 2026	—	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	806,760	750,960
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	470,610	438,060
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
7.000% Senior Secured Notes due 2032(B)	1,173,400	—
8.500% Senior Secured Notes due 2032	1,500,000	—
	$9,754,054	$8,919,219
Debt issue costs and discount, net	(137,878)	(71,107)
	$9,616,176	$8,848,112

(A)
Includes €100 million and €303 million of Euro-denominated borrowings and CHF 52 million and CHF - million of Swiss franc-denominated borrowings that reflect the applicable exchange rates at September 30, 2025 and December 31, 2024, respectively.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at September 30, 2025 and December 31, 2024.

As of September 30, 2025, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2025	$—
2026	1,154,331	(1)
2027	1,600,000
2028	806,760
2029	900,000
Thereafter	5,292,963
Total	$9,754,054

(1)
$568 million (of which approximately $200 million was repaid in October 2025) represents the outstanding balance of our revolving credit facility for which we have provided notice of our intent to extend to 2027 - see "Credit Facility" subheading for further details.

Credit Facility

We have a multi-currency denominated revolver and a $200 million term loan that make up our Credit Facility (the "Credit Facility"). After a series of amendments in 2024, maximum borrowings under the revolving portion of the Credit Facility is $1.28 billion.

On February 13, 2025 and concurrent with the closing of the Senior Secured Notes due 2032 discussed below, we amended the Credit Facility to among other things: (i) provide for the facility to be secured and guaranteed ratably with the senior notes issued concurrently, (ii) provide notice that we plan to exercise both of our maturity extension options such that the maturity of the revolving portion would move from June 30, 2026 to June 30, 2027, the same maturity date as our term loan facility (subject to the satisfaction of other conditions), (iii) reset the interest rate to the Secured Overnight Financing Rate ("SOFR") plus 225 basis points (which had previously been moved to SOFR plus 300 basis points in August 2024), (iv) permanently remove financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (v) amend certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (vi) set the maximum secured leverage ratio at 40%, and (vii) add mandatory prepayments of senior debt or additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (increasing to 1.30:1.00 in 12 months).

2025 Activity

British Pound Sterling Term Loan due 2025

On January 15, 2025, we paid off the remaining £493 million balance of our British pound sterling term loan due 2025. With this payoff, we also terminated the sterling-denominated term loan interest rate swap.

Senior Secured Notes due 2032

On February 13, 2025, we closed on a private offering that consisted of $1.5 billion aggregate principal amount of senior secured notes due 2032 (the "USD Notes") and €1.0 billion aggregate principal amount of senior secured notes due 2032 (the "Euro Notes"). Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2025. The USD Notes were issued at 98.710% of par value, pay interest at a rate of 8.500% per year and mature on February 15, 2032. The Euro Notes were issued at 98.645% of par value, pay interest at a rate of 7.000% per year and mature on February 15, 2032. We may redeem some or all of the notes at any time prior to February 15, 2028, at a redemption price equal to 100% of the principal amount, plus an applicable “make whole” premium and accrued and unpaid interest. On or after February 15, 2028, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to February 15, 2028, we may redeem up to 40% of the notes at a redemption price equal to 108.500% and 107.000% for the USD Notes and Euro Notes, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

We used the net proceeds from the notes to fund the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026. We used the remaining net proceeds to pay down the revolving portion of our Credit Facility.

2024 Activity

Australian Term Loan Facility

On April 18, 2024, we paid off and terminated the remainder of the A$470 million ($306 million) Australian term loan facility with a portion of the proceeds from the Utah Transaction described in Note 3 to the condensed consolidated financial statements.

British Pound Sterling Secured Term Loan due 2034

On May 24, 2024, we completed a secured loan facility with a consortium of institutional investors that provides for a term loan in aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of 27 properties located in the U.K. currently leased to affiliates of Circle. The facility carries a fixed rate of 6.877% over its 10-year term, excluding fees and expenses, and is interest-only (payable quarterly in advance) through the maturity date. The facility is secured by first priority mortgages or similar security instruments on the relevant properties, including assignments of rents and security over accounts, and is non-recourse to us.

Other Activity

During the nine months ended September 30, 2024, we used proceeds from asset sales and debt refinancings to pay down the British Pound Sterling Term Loan due 2025 by approximately £177 million in the period and pay off the British Pound Sterling Term Loan due 2024 of approximately £105 million.

Debt Refinancing and Unutilized Financing Costs

2025 Activity

In the first nine months of 2025, we incurred $3.6 million of debt refinancing and unutilized financing costs. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026.

2024 Activity

In the first nine months of 2024, we incurred $3.7 million of debt refinancing and unutilized financing costs. These costs were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025.

Covenants and Restrictions

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing the Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis to 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, and unsecured interest coverage ratio.

In addition to the covenants and restrictions discussed above, our Credit Facility contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At September 30, 2025, we were in compliance with all financial and operating covenants.

5. Income Taxes

2025 Activity

In the 2025 third quarter, we incurred approximately $1 million of higher tax expense on our German entities (outside of the MEDIAN real estate joint venture) due to various matters including the impact from the lowering of German tax rates (in future years) on certain deferred tax asset positions.

2024 Activity

In connection with closing the secured term loan facility in the U.K. on May 24, 2024, we realized a gain, for U.K. tax purposes, on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025. This gain resulted in a tax expense of approximately $5 million in the 2024 second quarter.

6. Common Stock

On August 11, 2025, we entered into an at-the-market equity offering program (the "ATM Program"), which provides for the sale, from time to time, of up to $500 million of our common stock with a commission rate up to 2%. As of September 30, 2025, we had not sold any shares under the ATM Program.

7. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 7.3 million shares remain available for future stock awards as of September 30, 2025. Share-based compensation expense totaled $30.9 million and $30.6 million for the nine months ended September 30, 2025 and 2024, respectively. Of this expense, $10.6 million and $9.3 million for the nine months ended September 30, 2025 and 2024, respectively, are from performance award grants that contain cash-settlement features and are marked to fair value quarterly. None of the cash-settled performance awards have been earned or vested at September 30, 2025, and will not begin to earn/vest until, for 20 consecutive days, our stock price reaches $7.00 for the 2024 performance award and our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for our 2025 performance award.

8. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents and accounts payable and accrued expenses approximate their fair values. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and other loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior notes using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our revolving credit facility and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be a prudent management decision.

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of September 30, 2025			As of December 31, 2024
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$25,142		$25,716	$36,327		$36,432
Loans(1)	686,606	(2)	686,672	467,120	(2)	470,380
Debt, net	(9,616,176)		(8,890,324)	(8,848,112)		(7,301,395)

(1)
Excludes the convertible loan portion of our investment in PHP Holdings made in May 2023 (fully settled in July 2025) and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $14.0 million and $7.9 million of mortgage loans, $388.2 million and $315.5 million of loans (including a shareholder loan) included in investments in unconsolidated real estate joint ventures, $45.2 million and $39.7 million of loans that are part of our investments in unconsolidated operating entities, and $239.2 million and $104.0 million of other loans at September 30, 2025 and December 31, 2024, respectively.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, and our investment in PHP Holdings (fully settled in July 2025) are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. We elected to account for these investments at fair value due to the size of the investments and because we believed this method was more reflective of current values.

At September 30, 2025 and December 31, 2024, the amounts recorded under the fair value option method were as follows (in thousands):

	As of September 30, 2025		As of December 31, 2024
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$114,298	$146,024	$111,985	$129,968	Mortgage loans
Equity investment and other loans	6,258	266,398	154,229	910,594	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries are recorded at fair value by discounting the estimated future contractual cash flows using a credit-adjusted rate of return, which is derived from market rates of return on similar loans with similar credit quality and remaining maturity. Our equity investment in the international joint venture and our investment in PHP Holdings (as of December 31, 2024 only) are recorded at fair value by using a market approach (for our equity investment in the international joint venture) and a market approach based on the agreed upon price in the transaction (for our investment in PHP Holdings), which requires significant estimates of our investee, such as projected revenue, expenses, and working capital, and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the market approach model used for our investment in PHP Holdings (as of December 31, 2024 only), our unobservable inputs included purchase price adjustments related to expected balance sheet values at the time of the transaction close, and an adjustment for a marketability discount ("DLOM") of 14.2%. In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

The sale of our investment in PHP Holdings closed on July 1, 2025, and we received cash proceeds of $2.3 million as previously discussed in Note 3 to the condensed consolidated financial statements.

In the first nine months of 2025, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $167 million, primarily related to our investment in three hospitals in Colombia and our investment in PHP Holdings as further discussed in Note 3 to the condensed consolidated financial statements. In the first nine months of 2024, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $720 million, primarily related to the loan to the international joint venture of $225 million (see further discussion below under "Impairment and Fair Value Adjustments of Non-Real Estate Investments") and our investment in PHP Holdings of $498 million.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for impairment purposes of our real estate, financial instruments, and for certain equity investments without a readily determinable fair value.

Impairment and Fair Value Adjustments of Non-Real Estate Investments

Prior to the global settlement in September 2024 (as described in Note 3 to the condensed consolidated financial statements) in which our claims were released, our non-real estate investments in Steward and related affiliates included our 9.9% equity investment, working capital and other secured loans, and a loan made to a Steward affiliate in 2021, proceeds of which were used to redeem a similarly sized convertible loan held by Steward’s former private equity sponsor. In addition, the loan to the international joint venture was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. To assess recovery of these investments in the 2024 first quarter, we performed a valuation of Steward’s business at March 31, 2024, with assistance from a third-party, independent valuation firm. The valuation utilized the cost, market, and income approaches. The fair value analysis was performed under a non-going concern, orderly liquidation premise of value and assumed normal exposure to market participants at that time. We utilized this premise of value due to Steward’s financial distress and subsequent filing of bankruptcy. The valuation approaches used Level 3 inputs, and such approaches were based on the financial performance of the Steward assets. For profitable hospitals, Level 3 inputs included a weighted average EBITDA multiple of 6.48x from a selected range of 5x to 7x in reference to comparable transactions. We also used a weighted average discount rate of 15.03% from a selected range of 15% to 16%. For unprofitable hospitals, Level 3 inputs included a weighted average net revenue multiple of 0.275x from a selected range of 0.25x to 0.30x in reference to comparable transactions. We also considered the reported book values inclusive of various adjustments for unprofitable hospitals. After reducing the derived fair value of Steward's business for Steward's secured debt and their working capital deficit, we arrived at only a nominal remaining value that could not support the carrying value of the loan to a Steward affiliate from 2021 or our remaining 9.9% equity investment. In addition, the value of the investor's share of the remaining 90.1% of Steward's equity that collateralized the loan to the international joint venture was deemed insufficient to support recovery of this investment. As a result, we recorded impairment charges and negative fair value adjustments in the 2024 first quarter of more than $600 million. In the third quarter of 2024, as a result of the Company’s global settlement with Steward (as discussed further in Note 3 to the condensed consolidated financial statements), we recorded impairment charges of approximately $425 million for the working capital loans and other secured loans previously advanced to Steward.

Impairment of Real Estate Investments

2025 Activity

See the Prospect subheading under "Leasing Operations (Lessor)" in Note 3 to the condensed consolidated financial statements for a discussion around the use of fair value and related assumptions in the impairment of our real estate investments.

2024 Activity

In the 2024 third quarter, we recognized a real estate impairment charge of approximately $180 million related to the Space Coast facilities and certain excess properties previously leased to Steward that were deemed held for sale at September 30, 2024. The charge was needed to adjust our net book value to align with fair value less cost to sell based on expected proceeds, including from a binding agreement for the Space Coast properties. In the 2024 second quarter, we recognized approximately $500 million of real estate impairment charges, primarily involving the eight Massachusetts properties in the Macquarie partnership. In our assessment, we first made a comparison of the carrying value of our real estate to projected undiscounted cash flows. For those properties in which the carrying value was not deemed recoverable, we recorded an impairment charge to the extent our carrying value was greater than its estimated fair value. In estimating fair value for these properties, we, along with assistance from a third-party, independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, we divided the expected operating income (i.e. revenue less expenses, if any) from the property by a market capitalization rate (range from 7% to 10%). Our share of the real estate impairment charge in the Macquarie partnership exceeded the remaining equity amount in the joint venture, which resulted in a write down of our equity interest to zero and such charge is reflected in the "Earnings (loss) from equity interests" line on the condensed consolidated statements of net income.

9. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Numerator:
Net loss	$(77,450)	$(800,929)
Non-controlling interests’ share in net income	(280)	(234)
Participating securities’ share in earnings	(256)	(153)
Net loss, less participating securities’ share in earnings	$(77,986)	$(801,316)
Denominator:
Basic weighted-average common shares	601,136	600,229
Dilutive potential common shares(1)	—	—
Diluted weighted-average common shares	601,136	600,229

	For the Nine Months Ended September 30,
	2025	2024
Numerator:
Net loss	$(293,534)	$(1,995,965)
Non-controlling interests’ share in net income	(828)	(1,458)
Participating securities’ share in earnings	(597)	(807)
Net loss, less participating securities’ share in earnings	$(294,959)	$(1,998,230)
Denominator:
Basic weighted-average common shares	600,867	600,197
Dilutive potential common shares(1)	—	—
Diluted weighted-average common shares	600,867	600,197

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Numerator:
Net loss	$(77,450)	$(800,929)
Non-controlling interests’ share in net income	(280)	(234)
Participating securities’ share in earnings	(256)	(153)
Net loss, less participating securities’ share in earnings	$(77,986)	$(801,316)
Denominator:
Basic weighted-average units	601,136	600,229
Dilutive potential units(1)	—	—
Diluted weighted-average units	601,136	600,229

	For the Nine Months Ended September 30,
	2025	2024
Numerator:
Net loss	$(293,534)	$(1,995,965)
Non-controlling interests’ share in net income	(828)	(1,458)
Participating securities’ share in earnings	(597)	(807)
Net loss, less participating securities’ share in earnings	$(294,959)	$(1,998,230)
Denominator:
Basic weighted-average units	600,867	600,197
Dilutive potential units(1)	—	—
Diluted weighted-average units	600,867	600,197
(1)
The above computation of diluted earnings per share/unit does not include 279,746 and 149,937 potential common shares/units for the three and nine months ended September 30, 2025, respectively, and 37,967 and 18,422 shares/units for the three and nine months ended September 30, 2024, respectively, as inclusion of these shares when a loss exists would be antidilutive.

10. Contingencies

As part of the global settlement with Steward discussed in Note 3, upon completion of the transfers to the new operators and satisfaction of certain other conditions, in addition to approval by relevant state and local regulators, we and Steward agreed, subject to specified exceptions, to the mutual release of claims against each other. In connection with the global settlement and reciprocal release of claims, we have established an approximate $16 million reserve at September 30, 2025, for certain obligations due to third parties associated with properties formerly leased to Steward.

We are party to various lawsuits as described below:

Securities and Derivative Litigation

On April 13, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit alleging false and/or misleading statements and/or omissions resulted in artificially inflated prices for our common stock, filed by a purported stockholder in the United States District Court for the Northern District of Alabama (Case No. 2:23-cv-00486). The complaint seeks class certification on behalf of purchasers of our common stock between July 15, 2019 and February 22, 2023 and unspecified damages including interest and an award of reasonable costs and expenses. This class action complaint was amended on September 22, 2023 and alleges that we made material misstatements or omissions relating to the financial health of certain of our tenants. On September 26, 2024, the Court dismissed the amended complaint with prejudice, and the plaintiff thereafter moved the Court to alter its judgment. On August 14, 2025, the Court denied the plaintiff's motion and dismissed the amended complaint with prejudice.

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Northern District of Alabama on October 19, 2023 (Case No. 2:23- cv-01415) and December 7, 2023 (Case No. 2:23-cv-01667). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the Alabama securities lawsuit described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. These derivative actions were consolidated and stayed pending further developments in the Alabama securities lawsuit and remain stayed at this time. Members of our Board of Directors were also named as defendants in three related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the District of Maryland on February 16, 2024 (Case No. 1:24-cv-00471), June 28, 2024 (Case No. 1:24-cv-01899), and July 26, 2024 (Case No. 1 24-cv-02173). The Company was named as a nominal defendant. These shareholder derivative complaints make allegations similar to those made in the Alabama securities and derivative lawsuits described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. Defendants were not required to respond to these complaints pending further developments in the Alabama securities lawsuit and no response date has been set at this time.

On September 29, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Southern District of New York (Case No. 1:23-cv- 08597). The complaint seeks class certification on behalf of purchasers of our common stock between May 23, 2023 and August 17, 2023 and alleges false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. This class action complaint was amended on October 30, 2024 and alleges that we made material misstatements or omissions in connection with certain transactions involving Prospect. Defendants filed a motion to dismiss the amended complaint on January 14, 2025. That motion has been fully briefed and is currently pending before the Court.

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Southern District of New York on December 18, 2023 (Case No. 1:23-cv- 10934) and March 1, 2024 (Case No. 1:24-cv-01589). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the New York securities lawsuit described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. The two cases have been consolidated and stayed pending further developments in the New York securities lawsuit described above. On February 21, 2024, members of our Board of Directors were named as defendants in a shareholder derivative lawsuit filed by a purported stockholder in the United States District Court for the District of Maryland (Case No. 1:24-cv-00527). The Company was named as a nominal defendant. This shareholder derivative complaint makes allegations similar to those made in the New York securities and derivative lawsuits described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. This action has been stayed pending further developments in the New York securities action described above.

We believe these claims are without merit and intend to defend the remaining open cases vigorously. We have not recorded a liability related to the lawsuits above because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

From time-to-time, we are a party to other legal proceedings, claims, or regulatory inquiries and investigations arising out of, or incidental to, our business. While we are unable to predict with certainty the outcome of any particular matter, in the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

11. Segment Disclosures

We manage our business and report financial results as one business segment. This is consistent with the manner in which our chief operating decision maker ("CODM"), our executive team made up of our Chief Executive Officer and Chief Financial Officer, evaluates performance and makes resource and operating decisions for the business.

Our primary business strategy and source of revenue is from the acquisition and development of healthcare facilities that are leased to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. The majority of our leased assets are owned 100%; however, we do own some leased assets through joint ventures with other partners. We also may make mortgage loans to healthcare operators collateralized by their real estate. In addition, we may make noncontrolling investments in our tenants, from time-to-time, typically in conjunction with larger real estate transactions with the tenant, which may enhance our overall return and provide for certain minority rights and protections. Although we generate our revenues from these investments in the U.S. and eight other countries across multiple property types, we centrally manage these business activities on a consolidated basis. The accounting policies of our business segment are the same as those described in the summary of significant accounting policies.

The CODM evaluates performance and makes resource and operating decisions for the business on a consolidated basis using consolidated net income from our consolidated statements of net income as our primary GAAP profit measure supplemented by consolidated funds from operations ("FFO"). We use net income and FFO to monitor expected versus actual results to assess performance. The measure of segment assets is total assets as reported on our consolidated balance sheets. We compute FFO in accordance with the definition provided by the National Association of Real Estate Investment Trusts, which represents consolidated net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairment charges on real estate assets, plus real estate depreciation and amortization, including amortization related to in-place lease intangibles, and after adjustments for unconsolidated partnerships and joint ventures.

Given FFO excludes real estate related depreciation and amortization expense by definition and due to our typical net lease structure which requires our tenants to bear most of the costs associated with our properties (including property taxes, insurance, etc.), the primary expenses reviewed by the CODM include general and administrative and interest expenses from our consolidated statements of net income. See "Concentration of Credit Risks" in Note 3 to our condensed consolidated financial statements for entity-wide disclosures around major customers, geographic areas, and property types.

12. Subsequent Events

On October 22, 2025, we committed to the acquisition of one property in Germany for approximately €23 million to be leased to MEDIAN with closing and funding expected in the 2025 fourth quarter, subject to customary closing conditions.

On October 28, 2025, the Board of Directors approved a stock repurchase program for up to $150 million of our common stock. Under the program, we may repurchase shares of our common stock from time to time in the open market or in privately negotiated transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as there are no material differences between these two entities. Such discussion and analysis should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of forward-looking words such as "may", "will", "would", "could", "expect", "intend", "plan", "estimate", "target", "anticipate", "believe", "objectives", "outlook", "guidance", or other similar words, and include statements regarding our strategies, objectives, asset sales and other liquidity transactions (including the use of proceeds thereof), expected returns on investments and financial performance, expected trends and performance across our various markets, and expected outcomes from Prospect's bankruptcy process. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Exchange Act. Such factors include, among others, the following:

•
macroeconomic conditions, including due to geopolitical instability, including the current U.S. government shutdown, and global trade disruptions, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries, rising inflation and movements in currency exchange rates, and may negatively impact the financial condition of our tenants;
•
the risk that property sales, loan repayments, and other capital recycling transactions do not occur as anticipated or at all;
•
the risk that the outcome and terms of the bankruptcy restructurings of affiliates of Prospect will not be consistent with those we anticipate and the risk that we are unable to recover the value of our real estate and other investments in the Prospect portfolio as a result of the bankruptcy restructuring, within a reasonable timeframe or at all;
•
the risk that we are unable to successfully re-tenant or sell the remaining former Steward hospitals, on the terms we expect or at all;
•
the risk that governments may exercise powers adverse to our ownership and other rights in our properties;
•
the risk that we are not able to attain our leverage, liquidity, and cost of capital objectives within a reasonable time period or at all;
•
our ability to obtain debt financing on attractive terms or at all (including debt in our joint venture arrangements), as a result of changes in interest rates and other factors, which may adversely impact our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due, or pursue acquisition and development opportunities;
•
our ability to remain in compliance with our financial covenants under our debt facilities;
•
any downgrades in our credit ratings;
•
the ability of our tenants, operators, and borrowers (including those of our joint ventures) to satisfy their obligations under their respective contractual arrangements with us, including the rent ramp up provisions in the leases of former Steward-operated facilities;
•
the ability of our tenants and operators to operate profitably and generate positive cash flow, remain solvent, comply with applicable laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel, and to attract patients;
•
the cooperation of our joint venture partners, including adverse developments affecting the financial health of such joint venture partners or the joint venture itself;
•
the economic, political and social impact of, and uncertainty relating to, the potential impact from epidemics, pandemics or other public health crises (like COVID-19), which may adversely affect our and our tenants’ business, financial condition, results of operations, and liquidity;

•
the risk that the operations of our tenants will be negatively impacted by changes to Medicaid funding introduced by the One Big Beautiful Bill Act;
•
our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, and integrate acquisitions and investments;
•
the nature and extent of our current and future competition;
•
factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•
our ability to maintain our status as a REIT for income tax purposes in the U.S. and U.K.;
•
changes in federal, state, or local tax laws in the U.S., Europe, South America, or other jurisdictions in which we may own healthcare facilities or transact business;
•
federal and state healthcare and other regulatory requirements, as well as those in the foreign jurisdictions where we own properties;
•
the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain equity or debt financing secured by our properties or on an unsecured basis;
•
loss of property owned through ground leases upon breach or termination of the ground leases;
•
potential environmental contingencies and other liabilities;
•
our ability to attract and retain qualified personnel;
•
the risks and uncertainties of litigation or other regulatory proceedings and investigations; and
•
the accuracy of our methodologies and estimates regarding corporate responsibility metrics and targets, tenant willingness and ability to collaborate towards reporting such metrics and meeting such goals and targets, and the impact of governmental regulation on our and our tenants’ corporate responsibility efforts.

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners, and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, rehabilitative, and behavioral health care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory, market, and other conditions that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators that we believe provide us with early indications of conditions that could affect the level of risk in our portfolio.

Key factors that we may consider in underwriting prospective deals and in our ongoing monitoring of our tenants’ (and guarantors’) performance, as well as the condition of our properties, include, but are not limited to, the following:

•
the scope and breadth of clinical services and programs, including utilization trends (both inpatient and outpatient) by service type;
•
the size and composition of medical staff and physician leadership at our facilities, including specialty, tenure, and number of procedures performed and/or referrals;
•
an evaluation of our operators’ management team, as applicable, including background and tenure within the healthcare industry;
•
staffing trends, including ratios, turnover metrics, recruitment and retention strategies at corporate and individual facility levels;
•
facility operating performance measured by current, historical, and prospective operating margins (measured by a tenant's earnings before interest, taxes, depreciation, amortization, management fees, and facility rent) of each tenant and at each facility;
•
the ratio of our tenants' operating earnings to facility rent and to other fixed costs, including debt costs;
•
changes in revenue sources of our tenants, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S., as well as equivalent payors in Europe, and South America) and private payors (including commercial insurance and private pay patients);

•
historical support (financial or otherwise) from governments and/or other public payor systems during major economic downturns/depressions;
•
trends in tenants' cash collections, including comparison to recorded net patient service revenues, knowing and assessing current revenue cycle management systems and potential future planned upgrades or replacements;
•
tenants' free cash flow;
•
the potential impact of healthcare pandemics/epidemics, legislation, and other regulations (including changes in reimbursement) on our tenants', borrowers', and guarantors' profitability and liquidity;
•
the potential impact of any legal, regulatory, or compliance proceedings with our tenants (including at the facility level);
•
the potential impact of supply chain and inflation-related challenges as they relate to new developments or capital addition projects;
•
an ongoing assessment of the operating environment of our tenants, including demographics, competition, market position, status of compliance, accreditation, quality performance, and health outcomes as measured by The Centers for Medicare and Medicaid Services ("CMS"), The Joint Commission, and other governmental bodies in which our tenants operate;
•
the level of investment in the hospital infrastructure and health IT systems; and
•
physical real estate due diligence, typically including property condition and Phase 1 environmental assessments, along with routine property inspections thereafter.

Certain business factors, in addition to those described above that may directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:

•
trends in interest rates and other costs due to general inflation and availability and increased costs from labor shortages could adversely impact the operations of our tenants and their ability to meet their lease/loan obligations;
•
changes in healthcare regulations that may limit the opportunities for physicians to participate in the ownership of healthcare providers and healthcare real estate;
•
reductions (or non-timely increases) in reimbursements from Medicare, state healthcare programs, and commercial insurance providers that may reduce our tenants’ or borrowers’ profitability and our revenues;
•
regulatory restrictions on REIT healthcare investments;
•
competition from other financing sources; and
•
the ability of our tenants and borrowers to access funds in the credit markets.

CRITICAL ACCOUNTING POLICIES

Refer to our 2024 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2025, there were no material changes to these policies.

Overview

We are a self-advised REIT focused on investing in and owning net-leased healthcare facilities across the U.S. and selectively in foreign jurisdictions. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P. We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. The majority of our leased assets are owned 100%; however, we do own some leased assets through joint ventures with other partners that share our view that healthcare facilities are part of the infrastructure of any community, which we refer to as investments in unconsolidated real estate joint ventures. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we may make loans to certain of our operators through our TRS, the proceeds of which are typically used for working capital and other purposes. From time-to-time, we may make noncontrolling investments in our tenants, which we refer to as investments in unconsolidated operating entities. These investments are typically made in conjunction with larger real estate transactions with the tenant that give us a right to share in such tenant’s profits and losses, and provide for certain minority rights and protections. Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to serve their communities by unlocking the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

At September 30, 2025, our portfolio consisted of 388 properties leased or loaned to 51 operators, and all of our investments are located in the U.S., Europe, and South America. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2025	% of Total	As of December 31, 2024	% of Total
Real estate assets - at cost	$12,820,619	85.9%	$12,471,543	87.2%
Accumulated real estate depreciation and amortization	(1,633,531)	(10.9)%	(1,422,948)	(10.0)%
Net investment in real estate assets	11,187,088	75.0%	11,048,595	77.2%
Cash and cash equivalents	396,577	2.7%	332,335	2.3%
Investments in unconsolidated real estate joint ventures	1,379,600	9.2%	1,156,397	8.1%
Investments in unconsolidated operating entities	319,192	2.1%	439,578	3.1%
Other	1,641,738	11.0%	1,317,689	9.3%
Total assets	$14,924,195	100.0%	$14,294,594	100.0%

Results of Operations

Three Months Ended September 30, 2025 Compared to September 30, 2024

Net loss for the three months ended September 30, 2025, was ($77.7) million, or ($0.13) per share compared to a net loss of ($801.2) million, or ($1.34) per share, for the three months ended September 30, 2024. This decrease in net loss is primarily driven by (i) approximately $608 million of impairment charges primarily related to the global settlement reached with Steward and its lenders as described in Note 3 to the condensed consolidated financial statements, (ii) approximately $134 million unfavorable fair value adjustment to our investment in PHP Holdings, and (iii) approximately $137 million of accelerated amortization of in-place lease intangibles, all in the third quarter of 2024. These decreases were partially offset by approximately $100 million of additional gains on sales of real estate in the third quarter of 2024 compared to the 2025 third quarter. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $77.2 million for the 2025 third quarter, or $0.13 per diluted share, as compared to $93.9 million, or $0.16 per diluted share, for the 2024 third quarter. This 17.7% decrease in Normalized FFO is primarily due to higher interest expense from our recent refinancing activities.

Revenues

A comparison of revenues for the three months ended September 30, 2025 and 2024 is as follows (dollar amounts in thousands):

	2025	% of Total	2024	% of Total	Year over Year Change
Rent billed	$181,001	76.2%	$169,721	75.2%	6.6%
Straight-line rent	36,405	15.3%	36,602	16.2%	(0.5)%
Income from financing leases	9,944	4.2%	9,798	4.3%	1.5%
Interest and other income	10,172	4.3%	9,706	4.3%	4.8%
Total revenues	$237,522	100.0%	$225,827	100.0%	5.2%

Our total revenues for the 2025 third quarter increased $11.7 million, or 5%, over the same period in the prior year. This increase is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – up $11.1 million from the prior year, primarily due to $11 million more of lease revenue earned from the retenanting of the former Steward-operated facilities, approximately $6 million of additional cash received from other cash-basis tenants, an increase of $2.5 million due to increases in CPI above the contractual minimum escalations in our leases, $5 million of favorable foreign currency fluctuations, and $0.6 million from the completion of capital additions and development projects in 2024 and 2025. These increases were offset by approximately $10 million from rent collected from Steward in the 2024 third quarter (none in the 2025 third quarter) and approximately $3.6 million lower revenues from property sales in 2024 and 2025.
•
Income from financing leases – up $0.1 million primarily due to the increase in CPI above the lease contractual minimum escalations.

•
Interest and other income – up approximately $0.5 million from the prior year due to the following:
o
Interest from loans – up $0.8 million, primarily due to approximately $1.2 million of additional revenue from the funding of new loans.
o
Other income – down $0.3 million from the prior year as we had less direct reimbursements from our cash-basis tenants for ground leases, property taxes, and insurance.

We currently have several tenants on the cash basis from a revenue recognition perspective, which can result in variability of our lease revenue. For example, one of our tenants, Healthcare Systems of America, paid their September rent of approximately $4 million on October 1, 2025, which will be recorded in the 2025 fourth quarter.

Interest Expense

Interest expense for the quarters ended September 30, 2025 and 2024 totaled $132.4 million and $106.2 million, respectively. This increase is primarily related to higher interest from our February 2025 debt refinancing activities (see Note 4 to the condensed consolidated financial statements for further details), partially offset by lower interest expense from the decrease in average borrowings on our Credit Facility in the third quarter of 2025, compared to the same period of 2024 and the payoff of our £493 million British pound sterling term loan in the first quarter of 2025. Overall, our weighted-average interest rate was 5.4% for the quarter ended September 30, 2025, compared to 4.3% for the same period in 2024.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the third quarter of 2025 decreased to $67.0 million from $204.9 million in 2024. This decrease is primarily related to the $137 million of additional amortization expense recorded in the third quarter of 2024 to fully amortize the intangibles associated with two terminated master leases, including the Steward master lease that was terminated effective September 11, 2024 as part of the global settlement discussed in Note 3 to the condensed consolidated financial statements.

Property-related

Property-related expenses totaled $9.0 million and $5.0 million for the quarters ended September 30, 2025 and 2024, respectively. Of the property expenses in the third quarter of 2025 and 2024, approximately $2.3 million and $2.6 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line of the condensed consolidated statements of net income. Net of reimbursement, our property-related expenses are higher than prior year as we have additional vacant properties following the Steward bankruptcy. We are in various stages of re-tenanting or selling our vacant properties, which make up less than 1% of our total assets.

General and Administrative

General and administrative expenses were $37.7 million for the 2025 third quarter, compared to $36.6 million for the 2024 third quarter. The increase quarter-over-quarter is due to higher travel and professional fees, partially offset by lower share-based compensation expenses. Share-based compensation expense was $12.3 million for the third quarter of 2025, compared to $14.4 million in the 2024 third quarter, primarily due to the decrease in fair value of the 2024 performance awards that contain a cash-settlement feature and are marked to fair value quarterly, partially offset by additional expense from stock awards granted in 2025.

With certain performance awards granted in 2025 and 2024 having cash-settlement features, we expect there will be volatility in our stock compensation expense quarter-to-quarter. As of September 30, 2025, none of the 2025 or 2024 performance shares have been earned/vested and will not begin to earn/vest until, for 20 consecutive days, our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for the 2025 performance award and our stock price reaches $7.00 per share for the 2024 performance award.

Gain (Loss) on Sale of Real Estate

During the three months ended September 30, 2025, the loss on sale of real estate was ($9.1) million primarily related to the sale of two facilities. During the three months ended September 30, 2024, the gain on sale of real estate of $91.8 million primarily relates to the sale of eight Dignity Health facilities and 11 UCHealth facilities as more fully described in Note 3 to the condensed consolidated financial statements.

Real Estate and Other Impairment Charges, Net

In the 2025 third quarter, we recognized $81.8 million of real estate and other impairment charges, primarily associated with our Prospect investments and non-real estate impairment charges for property taxes and other obligations not paid by our cash-basis tenants. In the same period of 2024, we recognized $607.9 million of real estate and other impairment charges. Of these charges, approximately $425 million consisted of the impairment of working capital loans and other secured loans advanced to Steward, and $180 million was related to real estate, including the Space Coast facilities and certain excess properties previously leased to Steward (as more fully described in Note 3 to the condensed consolidated financial statements).

Earnings (Loss) from Equity Interests

Earnings from equity interests was $34.4 million for the quarter ended September 30, 2025, compared to earnings of $21.6 million for the same period in 2024. This increase is primarily due to our share of income in the MEDIAN joint venture from a deferred income tax benefit recognized in the third quarter of 2025 related to the lowering of German tax rates. Our share of income in the Utah partnership included a $12.8 million positive fair value adjustment in the third quarter of 2025, primarily related to a favorable fair value adjustment on its investments in real estate (as further described in Note 3 to the condensed consolidated financial statements), compared to $13.5 million in the same period last year.

Other (Including Fair Value Adjustments on Securities)

Other expense for the third quarter of 2025 was $1.5 million, compared to expense of $169.8 million in the prior year. For the 2024 third quarter, we recognized approximately $140 million in unfavorable adjustments to our investment in PHP Holdings and Aevis. The remaining expense in the 2024 third quarter included approximately $29 million of legal and other professional expenses associated with, among other things, responding to certain defamatory statements published by certain parties.

With certain investments accounted for at fair value, we may have positive or negative fair value adjustments from quarter-to-quarter.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $10.9 million income tax expense for the three months ended September 30, 2025, is primarily based on the income generated by our investments in the U.K. and Germany and is higher than the $9.0 million income tax expense in the third quarter of 2024 due to various matters including the impact from the lowering of German tax rates (in future years) on certain deferred tax asset positions on our non-joint venture German entities.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $486 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2025. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Nine Months Ended September 30, 2025 Compared to September 30, 2024

Net loss for the nine months ended September 30, 2025, was ($294.4) million, or ($0.49) per share compared to a net loss of ($2.0) billion, or ($3.33) per share, for the nine months ended September 30, 2024. This decrease in net loss was primarily driven by the $1.4 billion of impairment charges and negative fair value adjustments in 2024 primarily related to Steward and the international joint venture (all included in "Real estate and other impairment charges, net" line of the condensed consolidated statements of net income), whereas, we incurred only $81.8 million in the first nine months of 2025, primarily related to Prospect. In addition, we had an approximate $498 million unfavorable fair value adjustment to our investment in PHP Holdings in the first nine months of 2024 (compared to $147 million in the same period of 2025) as reflected in "Other (including fair value adjustments on securities)" line of the condensed consolidated statements of net income, and the $410 million of impairment charges related to our Massachusetts-based partnership in the second quarter of 2024 reflected in "Earnings (loss) from equity interests" line of the condensed consolidated statements of net income. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $239.7 million for the first nine months of 2025, or $0.40 per diluted share, as compared to $375.0 million, or $0.62 per diluted share, for the same period of 2024. This 36% decrease in Normalized FFO is primarily due to lower revenues as a result of various disposals in 2024 and 2025, along with less cash revenue received from Steward and Prospect, and higher interest expense from our recent refinancing activities.

Revenues

A comparison of revenues for the nine months ended September 30, 2025 and 2024 is as follows (dollar amounts in thousands):

	2025	% of Total	2024	% of Total	Year over Year Change
Rent billed	$524,051	74.7%	$552,784	72.4%	(5.2)%
Straight-line rent	116,197	16.6%	119,719	15.7%	(2.9)%
Income from financing leases	29,772	4.2%	53,832	7.0%	(44.7)%
Interest and other income	31,660	4.5%	37,368	4.9%	(15.3)%
Total revenues	$701,680	100.0%	$763,703	100.0%	(8.1)%

Our total revenues for the first nine months of 2025 decreased $62 million, or 8%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $32.3 million from the same period in the prior year, primarily due to property sales in 2024 and 2025, resulting in a loss of operating lease revenue in the first nine months of 2025 compared to the same period of 2024 of approximately $61 million and $40 million from rent collected from Steward in the first nine months of 2024 (none in the same period of 2025). This decrease was partially offset by $36 million of operating lease revenue earned from the retenanting of the former Steward-operated facilities, an increase of $11 million due to increases in CPI above the contractual minimum escalations in our leases, $9.8 million of favorable foreign currency fluctuations, approximately $8 million more cash received from other cash-basis tenants, and a $1 million increase due to the completion of capital addition and development projects, including the commencement of rent on two development properties in 2024 and three in 2025.
•
Income from financing leases – down $24.1 million from the same period in the prior year primarily due to not receiving any cash for rent revenue from Prospect (cash-basis tenant) in the first nine months of 2025, whereas we received and recorded $25 million of rent from Prospect in the first nine months of 2024. This decrease was partially offset by $1 million from the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – down approximately $5.7 million from the same period in the prior year due to the following:
o
Interest from loans – down $5.2 million from the same period in the prior year, primarily due to an approximate $3.5 million decrease from the sale of our interest in the Priory syndicated term loan in the first quarter of 2024 and other loan payoffs and approximately $5 million less interest received from cash-basis tenants in the first nine months of 2025 compared to the same period of 2024, partially offset by approximately $3.2 million of additional revenue from the funding of new loans.
o
Other income – down $0.5 million from the prior year as we had less direct reimbursements from our cash-basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the nine months ended September 30, 2025 and 2024 totaled $377.9 million and $316.4 million, respectively. This increase is primarily related to higher interest from our February 2025 debt refinancing activities (see Note 4 to the condensed consolidated financial statements for further details), partially offset by lower interest expense from the decrease in average borrowings on our Credit Facility in the first nine months of 2025, compared to the same period of 2024, along with the payoff of our £493 million British pound sterling term loan in the first quarter of 2025. Overall, our weighted-average interest rate was 5.2% for the nine months ended September 30, 2025, compared to 4.3% for the same period in 2024.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization for the first nine months of 2025 decreased to $198.3 million from $382.7 million for the same period of the prior year. This decrease is primarily due to $170 million of additional amortization expense recorded in 2024 primarily to fully amortize the intangibles associated with two master leases, including the Steward master lease that was terminated effective September 11, 2024. The remaining decrease is due to the sale of various properties in 2024 and 2025.

Property-related

Property-related expenses totaled $26.9 million and $17.5 million for the nine months ended September 30, 2025 and 2024, respectively. Of the property expenses in the first nine months of 2025 and 2024, approximately $9.3 million and $9.8 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income. Net of reimbursement, our property-related expenses are higher than prior year due to having additional vacant properties post Steward bankruptcy. We are in various stages of re-tenanting or selling our vacant properties, which make up less than 1% of our total assets.

General and Administrative

General and administrative expenses were $105.8 million for the first nine months of 2025, compared to $105.3 million for the same period of 2024. Share-based compensation expense was $30.9 million for the first nine months of 2025, compared to $30.6 million for the same period of 2024.

Gain on Sale of Real Estate

During the nine months ended September 30, 2025, the net gain on sale of real estate of $4.2 million primarily relates to the sale of five facilities as more fully described in Note 3 to the condensed consolidated financial statements. During the nine months ended September 30, 2024, the gain on sale of real estate of $475.2 million primarily related to the sale of five Prime facilities, a 75% interest in five Utah facilities as part of the Utah Transaction, and the sale of eight Dignity Health and 11 UCHealth facilities, each as more fully described in Note 3 to the condensed consolidated financial statements.

Real Estate and Other Impairment Charges, Net

In the first nine months of 2025, we recognized $159.3 million of real estate and other impairment charges, primarily associated with our investments in Prospect and three hospitals in Colombia, as well as ongoing property taxes and other obligations not paid by our cash-basis tenants. In the same period of 2024, we recognized $1.4 billion of real estate and other impairment charges and fair value adjustments, primarily associated with our investments in Steward and the international joint venture as further described in Note 3 to the condensed consolidated financial statements.

Earnings (Loss) from Equity Interests

Earnings from equity interests was $73.7 million for the nine months ended September 30, 2025, compared to a loss of ($369.6) million for the same period in 2024. This increase is primarily due to the $410 million charge in the second quarter of 2024 associated with the real estate impairment in our Massachusetts-based partnership with Macquarie. In addition, our share of income increased year-over-year in the Utah partnership that was formed in the 2024 second quarter by approximately $27.0 million, as prior year only included three months of activity versus a full nine months in 2025 plus the nine months ended September 30, 2025 included approximately $34 million of positive fair value adjustments (primarily real estate related) compared to $13.5 million in 2024. Finally, our share of income in the MEDIAN joint venture increased by approximately $8.8 million primarily driven by the deferred tax benefit disclosed previously in Note 3 to the condensed consolidated financial statements.

Debt Refinancing and Unutilized Financing Costs

Debt refinancing and unutilized financing costs were $3.6 million for the first nine months of 2025. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026. For the same period of 2024, these costs were $3.7 million and were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025.

Other (Including Fair Value Adjustments on Securities)

Other expense for the first nine months of 2025 was $171.1 million, compared to expense of $566.8 million in the same period of the prior year. For 2025, we recognized approximately $156 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $147 million unfavorable adjustment to our investment in PHP Holdings and approximately $8.3 million related to our investment in Aevis. For the first nine months of 2024, we recognized an approximate $498 million unfavorable adjustment to our investment in PHP Holdings. The remaining expense in the first nine months of 2024 included a $7.8 million economic loss from the sale of our interest in the Priory syndicated term loan and approximately $46.5 million of legal and other professional expenses associated with, among other things, responding to certain defamatory statements published by certain parties.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $30.1 million income tax expense for the nine months ended September 30, 2025, is primarily based on the income generated by our investments in the U.K. and Germany and less than the $34.5 million income tax expense in the first nine months of 2024 due to a $5 million additional tax expense in the second quarter of 2024 as a result of the gain on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $486 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2025. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Reconciliation of Non-GAAP Financial Measures

Investors and analysts following the real estate industry utilize funds from operations, or FFO, as a supplemental performance measure. FFO, reflecting the assumption that real estate asset values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. We compute FFO in accordance with the definition provided by the National Association of Real Estate Investment Trusts, or Nareit, which represents net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairment charges on real estate assets, plus real estate depreciation and amortization, including amortization related to in-place lease intangibles, and after adjustments for unconsolidated partnerships and joint ventures.

In addition to presenting FFO in accordance with the Nareit definition, we disclose normalized FFO, which adjusts FFO for items that relate to unanticipated or non-core events or activities or accounting changes that, if not noted, would make comparison to prior period results and market expectations less meaningful to investors and analysts.

We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of our operating results among investors and the use of normalized FFO makes comparisons of our operating results with prior periods and other companies more meaningful. While FFO and normalized FFO are relevant and widely used supplemental measures of operating and financial performance of REITs, they should not be viewed as a substitute measure of our operating performance since the measures do not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs (if any are not paid by our tenants) to maintain the operating performance of our properties, which can be significant economic costs that could materially impact our results of operations. FFO and normalized FFO should not be considered an alternative to net income (loss) (computed in accordance with GAAP) as indicators of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The following table presents a reconciliation of net loss attributable to MPT common stockholders to FFO and Normalized FFO for the three and nine months ended September 30, 2025 and 2024 (in thousands except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
FFO information:
Net loss attributable to MPT common stockholders	$(77,730)	$(801,163)	$(294,362)	$(1,997,423)
Participating securities’ share in earnings	(256)	(153)	(597)	(807)
Net loss, less participating securities’ share in earnings	$(77,986)	$(801,316)	$(294,959)	$(1,998,230)
Depreciation and amortization	82,242	218,646	240,465	430,128
Loss (gain) on sale of real estate	9,115	(91,795)	(4,156)	(475,196)
Real estate impairment charges	78,677	179,952	126,645	679,276
Funds from operations	$92,048	$(494,513)	$67,995	$(1,364,022)
Other impairment charges, net	6,976	427,811	40,487	1,172,789
Litigation, bankruptcy and other (recoveries) costs	(1,125)	28,899	11,078	46,507
Share-based compensation (fair value adjustments) (1)	3,457	—	3,444	—
Non-cash fair value adjustments	(12,066)	130,949	123,370	511,472
Tax rate changes and other	(12,091)	8	(10,970)	4,596
Debt refinancing and unutilized financing costs	14	713	4,273	3,677
Normalized funds from operations	$77,213	$93,867	$239,677	$375,019
Per diluted share data:
Net loss, less participating securities’ share in earnings	$(0.13)	$(1.34)	$(0.49)	$(3.33)
Depreciation and amortization	0.14	0.37	0.40	0.72
Loss (gain) on sale of real estate	0.01	(0.15)	(0.01)	(0.79)
Real estate impairment charges	0.13	0.30	0.21	1.13
Funds from operations	$0.15	$(0.82)	$0.11	$(2.27)
Other impairment charges, net	0.01	0.71	0.06	1.94
Litigation, bankruptcy and other (recoveries) costs	—	0.05	0.02	0.08
Share-based compensation (fair value adjustments) (1)	0.01	—	0.01	—
Non-cash fair value adjustments	(0.02)	0.22	0.21	0.85
Tax rate changes and other	(0.02)	—	(0.02)	0.01
Debt refinancing and unutilized financing costs	—	—	0.01	0.01
Normalized funds from operations	$0.13	$0.16	$0.40	$0.62

(1)
Total share-based compensation expense is $12.3 million and $30.9 million for the three and nine months ended September 30, 2025, respectively, (including certain awards that are to be settled in cash). Cash-settled awards are recorded in accordance with GAAP at fair value and measured at each balance sheet date until settlement. The resulting fluctuations, which are primarily driven by changes in our stock price rather than operational performance, can introduce significant volatility in our earnings. To enhance comparability and provide a more stable view of performance over time, normalized FFO reflects a $3.5 million and $3.4 million favorable adjustment in the three and nine months ended September 30, 2025, respectively, to arrive at total share-based compensation expense using grant date fair value for all awards (including cash-settled awards) of $8.9 million and $27.4 million for the three and nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

2025 Cash Flow Activity

During the first nine months of 2025, we generated approximately $70 million of cash flows from operating activities, which were lower than the first nine months of 2024 primarily due to approximately $55 million of less cash rent received due to property sales in 2024 and 2025, approximately $43 million less cash rent and interest received from tenants accounted for on a cash basis, and an approximate $43 million increase in interest paid for the first nine months of 2025 compared to the same period of 2024, partially offset by increases in cash received due to inflation based escalators in our leases and less cash paid for litigation, bankruptcy, and other costs. We used these operating cash flows, proceeds from our Credit Facility, and proceeds from asset sales to fund our dividends and other investing activities. During the first nine months of 2025, we repaid the remaining outstanding balance of the British pound sterling term loan due 2025 of £493 million, with a combination of cash on hand and available capacity under our Credit Facility. We also completed a private offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032. The net proceeds from the offering were approximately $2.5 billion after deducting discounts, commissions, and other offering related expenses. We used the net proceeds from the offering to fund the redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026, with the remainder of net proceeds used to paydown our Credit Facility by approximately $800 million.

In the third quarter of 2025 (and as noted in Note 3 to the condensed consolidated financial statements), the bankruptcy court handling the Prospect bankruptcy approved, among other things, an interim order for additional loan advances to be made by us to the debtor including: a) up to $55 million, which we funded in full in the 2025 third quarter to cover forecasted cash shortfalls by the debtor as it completes the sales of hospital operations and sales/leases of related real estate; b) approximately $25 million for the full repayment of the current senior debtor-in-possession lender, which we funded in the 2025 third quarter; and c) up to $30 million in the form of a backstop facility to cover administrative and priority claims, which remains conditioned on other events occurring including further bankruptcy court approvals. Any funds advanced under the backstop facility will be secured by recoveries, if any, from causes of actions owned by the debtor. Excluding the possible additional $30 million of fundings, we have approximately $100 million of loans outstanding for which we currently expect to recover in excess of from sales of Connecticut properties and Yale proceeds (of which we received $45 million on November 4, 2025), as further described in Note 3 to the condensed consolidated financial statements.

Subsequent to September 30, 2025, we received approximately $23 million in distributions from the Swiss Medical Network joint venture. In addition, we committed to the acquisition of one property in Germany for approximately €23 million to be leased to MEDIAN with closing and funding expected in the 2025 fourth quarter.

Debt Amendments, Restrictions, and Covenant Compliance

On February 13, 2025 and concurrent with the closing of the Senior Secured Notes due 2032 as discussed in Note 4 to the condensed consolidated financial statements, we amended the Credit Facility to among other things: (i) provide for the facility to be secured and guaranteed ratably with the senior notes issued concurrently, (ii) provide notice that we plan to exercise both of our maturity extension options such that the maturity of the revolving portion would move from June 30, 2026 to June 30, 2027, the same maturity date as our term loan facility (subject to the satisfaction of certain conditions), (iii) reset the interest rate to SOFR plus 225 basis points (which had previously been moved to SOFR plus 300 basis points in August 2024), (iv) permanently remove financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (v) amend certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (vi) set the maximum secured leverage ratio at 40%, and (vii) add mandatory prepayments of senior debt or additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (increasing to 1.30:1.00 in 12 months).

As of November 4, 2025, we are in compliance with all such financial and operating covenants.

2024 Cash Flow Activity

During the first nine months of 2024, we generated approximately $169 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. In addition to operating cash flows, we received approximately $1.8 billion during the first nine months of 2024 from the Utah Transaction and the sale of 25 properties (as further discussed in Note 3 to the condensed consolidated financial statements), along with approximately $130 million from the sale of our interest in the syndicated Priory term loan and remaining minority interest in Lifepoint Behavioral. In May 2024, we closed on a new secured term loan, generating proceeds of approximately $800 million. We used our operating cash flows, asset sale proceeds, and term loan proceeds to fund our dividends of $273 million, pay down over $1 billion of our Credit Facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024.

See below for further details of these transactions along with additional liquidity activity in the first nine months of 2024:

•
we completed the sales of 11 properties to UC Health for approximately $86 million of proceeds and eight properties to Dignity Health for approximately $160 million of proceeds;
•
we completed the sale of five properties to Prime for cash proceeds of $250 million along with a $100 million interest-bearing mortgage loan that was repaid on August 29, 2024;

•
we completed the Utah Transaction (as discussed in Note 3 to the condensed consolidated financial statements) that generated cash proceeds of approximately $1.1 billion. With the proceeds from these asset sales, we paid off and terminated our $306 million Australian term loan facility that was due in May 2024 and paid down the revolving portion of our Credit Facility; and
•
on May 24, 2024, we closed on a secured loan facility with a consortium of institutional investors that provided for a term loan in aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of 27 properties located in the U.K. currently leased to affiliates of Circle. We used the majority of the net proceeds of the facility to pay down portions of our Credit Facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024 (approximately £105 million).

Short-term Liquidity Requirements:

Our short-term liquidity requirements typically consist of general and administrative expenses, dividends in order to comply with REIT requirements, interest payments on our debt, and planned funding commitments on development and capital improvement projects for the next twelve months. Our monthly rent and interest receipts and distributions from our joint venture arrangements are typically enough to cover our short-term liquidity requirements.

Over the next twelve months, we expect our monthly rent and interest receipts to increase with our contractually required annual escalations, from the ramp up of cash rents from the tenants that last year replaced Steward, and expected rent revenue from the replacement tenant of the Prospect California facilities. We would expect these rent and interest increases to outpace the higher interest cost from the recent refinancings.

At November 4, 2025, we only have the €500 million, 0.993% Senior Unsecured Notes due 2026, coming due in the next twelve months, as we have provided notice of our intent to extend the revolving portion of our Credit Facility to 2027. In addition, we have liquidity of $1.1 billion (including cash on hand and availability under the $1.28 billion revolving portion of our Credit Facility). We believe this liquidity along with the expected cash receipts of rent and interest pursuant to our contractual agreements with our tenants/borrowers is sufficient to fund our short-term liquidity requirements.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with investments in real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material new investments of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $1.1 billion at November 4, 2025, are typically enough to cover our short-term liquidity requirements. However, to further improve cash flows and to fund future debt maturities, we may need to look to other sources, which may include one or a combination of the following:

•
further property sales or the monetization of a portion of our real estate joint ventures;
•
monetizing our investment in operators;
•
reducing our dividend (or switching to a stock dividend), while still complying with REIT requirements and credit facility covenants;
•
identifying and implementing cost reduction opportunities;
•
entering into additional secured loans on real estate;
•
extending the maturity or refinancing of our existing Credit Facility and other term loans;
•
entering into new bank term loans or issuing new USD, EUR, or GBP denominated debt securities; and
•
sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful. In addition, the Prospect bankruptcy related proceedings discussed previously could result in additional cash outflows as discussed above and/or negatively impact the timing, value, and/or our ability to sell or re-lease certain Prospect assets, which could negatively impact our liquidity.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of November 4, 2025 are as follows (in thousands):

2025	$—
2026	1,008,104	(1)
2027	1,600,000
2028	781,260
2029	900,000
Thereafter	5,226,054
Total	$9,515,418
(1)
Approximately $435 million represents the outstanding balance of our revolving credit facility for which we have provided notice of our intent to extend to 2027 - see Note 4 to the condensed consolidated financial statements for further details.

Contractual Commitments

We presented our contractual commitments in our 2024 Annual Report on Form 10-K, which factored in our debt refinancing activities in February 2025, and we provided an update to our commitment schedule in our Form 10-Q for the quarter ended June 30, 2025. There have been no further significant changes through November 4, 2025.

Distribution Policy

The table below is a summary of our distributions declared (and paid in cash) during the two year period ended September 30, 2025:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 14, 2025	September 11, 2025	October 9, 2025	$0.08
May 29, 2025	June 18, 2025	July 17, 2025	$0.08
February 13, 2025	March 10, 2025	April 10, 2025	$0.08
November 21, 2024	December 12, 2024	January 9, 2025	$0.08
August 22, 2024	September 9, 2024	October 10, 2024	$0.08
May 30, 2024	June 10, 2024	July 9, 2024	$0.15
April 12, 2024	April 22, 2024	May 1, 2024	$0.15
November 9, 2023	December 7, 2023	January 11, 2024	$0.15

It is our policy to make sufficient distributions to stockholders in order for us to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, and to efficiently manage corporate income and excise taxes on undistributed income. Although we have only made cash distributions historically, we may consider making stock dividends in the future for liquidity purposes, while still complying with REIT requirements. In addition, our Credit Facility limits the amount of cash dividends we can make- see Note 4 to the condensed consolidated financial statements for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market sensitive instruments. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate or foreign currency exposure. For interest rate hedging, these decisions are principally based on our policy to match investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. For foreign currency hedging, these decisions are principally based on how our investments are financed, the long-term nature of our investments, the need to repatriate earnings back to the U.S., and the general trend in foreign currency exchange rates.

In addition, the value of our facilities will be subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits.

Our primary exposure to market risks relates to fluctuations in interest rates and foreign currency. The following analyses present the sensitivity of the market value, earnings, and cash flows of our significant financial instruments to hypothetical changes in interest rates and exchange rates as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impact from these hypothetical changes. They do not include other potential effects which could impact our business as a result of changes in market conditions. In addition, they do not include measures we may take to minimize our exposure such as entering into future interest rate swaps to hedge against interest rate increases on our variable rate debt.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2025, our outstanding debt totaled $9.8 billion (excluding the effects of any discount or debt issue costs recorded), which consisted of fixed-rate debt of approximately $9.0 billion and variable rate debt of $0.8 billion. If market interest rates increase by 10% on our fixed rate debt, the fair value of our debt at September 30, 2025 would decrease by approximately $228 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $4.8 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $4.8 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.8 billion, the balance of such variable rate debt at September 30, 2025.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based on our 2025 results to-date, a 10% increase or decrease in exchange rates would have impacted our net loss by $5.4 million.

Item 4. Controls and Procedures.

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b), under the Securities Exchange Act of 1934, as amended, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various lawsuits as further described in Note 10 “Contingencies” to the condensed consolidated financial statements. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is possible or to estimate reasonably possible losses.

In addition to the foregoing, we are currently and have in the past been subject to various legal proceedings and regulatory actions in connection with our business. We believe that the resolution of any current pending legal or regulatory matters will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal and regulatory matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of such matters could have a material adverse effect on our financial condition, cash flows, results of operations, and the trading price of our common stock.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2025:

Period	Total number of shares purchased(1) (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2025-July 31, 2025	169	$4.35	—	$—
(1)
The number of shares purchased consists of shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the Equity Incentive Plan, which shares were purchased based on their fair market value on the vesting date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Medical Properties Trust, Inc.)

32.2**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (MPT Operating Partnership, L.P.)

Exhibit 101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MEDICAL PROPERTIES TRUST, INC.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer (Principal Accounting Officer)

MPT OPERATING PARTNERSHIP, L.P.

By:	/s/ J. Kevin Hanna
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 7, 2025